Form 10-K
period 2020-12-31
NVR INC
filed 2021-02-12
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2020, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $11,374,674,000.
As of February 8, 2021 there were 3,681,181 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2021 are incorporated by reference into Part III of this report.

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
We are one of the largest homebuilders in the United States. We operate in thirty-three metropolitan areas in fourteen states, and Washington, D.C. During 2020, approximately 18% and 7% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 24% and 10%, respectively, of our 2020 homebuilding revenues. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. Our Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-three metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Our NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area.
We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished building lots from various third party land developers pursuant to fixed price finished lot purchase agreements (“LPAs”) that require deposits that may be forfeited if we fail to perform under the LPAs. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts and typically range up to 10% of the aggregate purchase price of the finished lots.
We believe that our lot acquisition strategy avoids the financial requirements and risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these LPAs by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provision contained within the LPAs. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these LPAs. None of the creditors of any of the development entities with which we have entered these LPAs have recourse to our general credit. We generally seek to maintain control over a supply of lots believed to be suitable to meet our five-year business plan.
In addition to constructing homes primarily on a pre-sold basis and utilizing what we believe is a conservative lot acquisition strategy, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets, which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets. Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build. As a result, in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into an LPA with the developer to purchase the finished lots or hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using LPAs with forfeitable deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K for additional discussion of lots controlled.  In addition, see Notes 3, 4 and 5 in the accompanying consolidated financial statements included herein for additional information regarding LPAs, joint ventures and land under development, respectively.
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

Homebuilding
Products
We offer single-family detached homes, townhomes and condominium buildings with many different basic home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 9,000 finished square feet. During 2020, the prices at which we settled homes ranged from approximately $140,000 to $1.5 million and averaged $370,800. During 2019, our average price of homes settled was $367,100.
Markets
Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee
Backlog
Backlog, which represents homes sold but not yet settled with the customer, totaled 11,549 units and approximately $4.6 billion at December 31, 2020 compared to 8,233 units and approximately $3.1 billion at December 31, 2019. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was 14.9%, 14.6% and 14.5% in 2020, 2019, and 2018, respectively. Additionally, approximately 6% in both 2020 and 2019, and 5% in 2018, of a reporting quarter’s opening backlog balance cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2020 backlog during 2021. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.
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
Mortgage Banking
We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2020, NVRM closed approximately 16,700 loans with an aggregate principal amount of approximately $5.3 billion as compared to approximately 16,500 loans with an aggregate principal amount of approximately $5.2 billion in 2019.
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
Pipeline
NVRM’s mortgage loans in process that had not closed had an aggregate principal balance of approximately $3.4 billion as of December 31, 2020 compared to approximately $2.2 billion as of December 31, 2019. NVRM’s cancellation rate was approximately 40%, 36% and 32% in 2020, 2019 and 2018, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K for additional information about factors that could increase our cancellation rate.
Human Capital
As of December 31, 2020, we had approximately 6,100 full time employees, of whom approximately 5,100 worked in our homebuilding operations, and approximately 1,000 worked in our mortgage banking operations, compared to December 31, 2019, when we had approximately 5,700 full time employees, of whom approximately 4,800 worked in our homebuilding operations, and approximately 900 worked in our mortgage banking operations. None of our employees are covered by collective bargaining agreements.
Our employees are our most important asset. We are committed to hiring and developing an inclusive workplace with a strong diversity of backgrounds and perspectives. All of our employees must adhere to our code of ethics and standards of business conduct that sets standards for appropriate behavior in the workplace. Our compensation philosophy has been consistent for over 20 years and is designed to motivate and retain highly qualified and experienced employees.
We provide tools for the advancement of our employees by offering training and development opportunities that align with each employee’s responsibilities and career path. We strive to promote employees from within our workforce, as we believe this provides both long-term success and continuity to our operations and growth for our employees. Our focus is demonstrated by the tenure of our executives and our regional and division leaders.
During the past year, despite the COVID-19 pandemic, we hired additional employees to meet the strong housing demand and generally increased our employees’ compensation and benefits packages. To protect our employees and homebuyers during the pandemic, we implemented safety protocols, such as social distancing on job sites, doing virtual house tours, working remotely and other health and safety standards as required by federal, state and local government agencies. We believe our employees adapted and successfully managed the business during the pandemic.
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
Forward-Looking Statements
Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward-looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: the economic impact of COVID-19, general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements except as required by law.

Item 1A.    Risk Factors.
Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:
•actual and expected direction of interest rates, which affect the availability of mortgage financing for potential purchasers of homes;
•the availability of adequate land in desirable locations on favorable terms;
•employment levels, consumer confidence and spending and unexpected changes in customer preferences; and
•changes in the national economy and in the local economies of the markets in which we operate.
All of these risks are discussed in detail below.

Business and Industry Risks
An economic downturn or decline in economic conditions could adversely affect our business and our results of operations.
Demand for new homes is sensitive to economic changes driven by conditions such as employment levels, job growth, consumer confidence, inflation and interest rates.  If the housing industry suffers a downturn, our sales may decline which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
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
These factors and thus, the homebuilding and mortgage banking businesses, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2020, approximately 18% and 7% of our home settlements occurred in the Washington, D.C. and Baltimore, MD metropolitan areas, respectively, which accounted for approximately 24% and 10%, respectively, of our 2020 homebuilding revenues. Thus, we are dependent to a significant extent on the economy and demand for housing in those areas.
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
Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing community or market. We must continuously seek and make acquisitions of lots for expansion into new markets as well as for replacement and expansion within our current markets, which we generally accomplish by entering into LPAs and paying forfeitable deposits under the LPAs to developers for the contractual right to acquire the lots. In the event of adverse changes in economic, market or community conditions, we may cease further building activities in certain communities or restructure existing LPAs, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. We may also have significant impairments of land under development. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

We face competition in our homebuilding and mortgage banking operations.
The homebuilding industry is highly competitive. We compete with numerous homebuilders of varying size, ranging from local to national in scope, some of whom have greater financial resources than we do. We face competition:
•for suitable and desirable lots at acceptable prices;
•from selling incentives offered by competing builders within and across developments; and
•from the existing home resale market.
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
Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. This information is entitled to protection under a number of federal and state laws. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses. We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have continued to elevate our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. We also require employees to complete training sessions regarding matters such as cybersecurity threats and data protection on a regular basis. These security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Our failure to maintain the security of the data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also in deterioration in customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
As of December 31, 2020 we had $1.5 billion in senior notes outstanding. Our existing indebtedness contains restrictive covenants and any future indebtedness may also contain such covenants. These covenants include, or could include, restrictions on our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants, which could result in decreased liquidity or a default on our current or future indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

Regulatory Risk
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

Risks Related to the COVID-19 Pandemic and Other External Risks
Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business and operations, and the markets, states and local communities in which we operate.
Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets, states and local communities in which we operate. The COVID-19 pandemic has been declared a national emergency. Efforts to contain the virus have led to significant disruptions to commerce, increased unemployment, lower consumer confidence and consumer demand for goods and services. General uncertainty persists regarding the near-term and long-term impact of the COVID-19 virus on the domestic and international economy and on public health. These developments and other consequences of the outbreak could materially and adversely affect our operations, profitability and cash flows.
The duration, severity, and scope of the COVID-19 outbreak is highly uncertain. The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business. To date, our primary focus as we face this challenge has been to do everything we can to ensure the safety and well-being of our employees, customers and trade partners.
State and local governments in every market in which we operate have instituted social distancing and other restrictions, which have resulted in significant changes to the way we conduct our homebuilding and mortgage banking businesses. We are operating in accordance with the guidelines issued by the Centers for Disease Control and Prevention, as well as state and local guidelines, in all of our markets.

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
The full extent to which the COVID-19 pandemic will affect our operations cannot be predicted at this time, including, but not limited to, the duration and severity of the outbreak, governmental reactions and policies, the impact of such on our employees, customers and trade partners, and the length of time required for normal economic and operating conditions to resume. There is no assurance that we will not face shutdowns similar to those we experienced in Pennsylvania and New York in April and May of 2020, in those or other markets in which we operate in future periods. While the spread of COVID-19 may eventually be mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the U.S. economy will recover, either of which could seriously harm our business.
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

We believe that one of the reasons our customers buy from us, our employees choose NVR as a place of employment, and our vendors choose to do business with us is the reputation we have built over many years. To be successful in the future, we must continue to preserve our reputation. Reputational value is based in large part on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of the brands under which we do business. It may be difficult to control negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, could damage our reputation, reduce the demand for our homes or negatively impact the morale and performance of our employees, all of which could adversely affect our business.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate offices are located in Reston, Virginia, where we currently lease approximately 61,000 square feet of office space. The current corporate office lease expires in April 2026.
In connection with the operation of the homebuilding segment, we lease production facilities in the following seven locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; Portland, Tennessee; and Richmond, Virginia. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately one million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. Additionally, certain facility leases have early termination options. These leases currently expire between 2022 and 2039. In addition, we own a production facility of approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 56% and 49% of total capacity in 2020 and 2019, respectively.
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
PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
    (dollars in thousands, except per share data)
Our shares of common stock are listed and principally traded on the New York Stock Exchange under the trading symbol “NVR.” As of the close of business on February 8, 2021, there were 186 shareholders of record of our common stock.
We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.
We had three share repurchase authorizations outstanding during the quarter ended December 31, 2020. On November 6, 2019, February 12, 2020 and December 14, 2020 we publicly announced the Board of Directors’ approval to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	—	$—	—	$400,559
November 1 - 30, 2020	1,210	$3,998.84	1,210	$395,721
December 1 - 31, 2020 (1)	37,525	$3,988.23	37,525	$546,062
Total	38,735	$3,988.56	38,735

(1) 24,011 outstanding shares were repurchased under the November 6, 2019 share repurchase authorization, which fully utilized the authorization. The remaining 13,514 outstanding shares were repurchased under the February 12, 2020 share repurchase authorization.
The information required by this item in respect to securities authorized for issuance under equity compensation plans is provided under Item 12 of this annual report on Form 10-K.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return to holders of our common stock since December 31, 2015 with the Dow Jones US Home Construction Index and the S&P 500 Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2015.

$350
$300
$250
$200
$150
$100
$50
$0
Dec 31, 2015
Dec 31, 2016
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
NVR, Inc
S&P 500
Dow Jones US Home Construction

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2015	2016	2017	2018	2019	2020
NVR, Inc.	$100	$102	$214	$148	$232	$248
S&P 500	$100	$112	$136	$130	$171	$203
Dow Jones US Home Construction	$100	$93	$165	$113	$166	$206

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated income statement data:
Homebuilding data:
Revenues	$7,328,889	$7,220,844	$7,004,304	$6,175,521	$5,709,223
Gross profit	$1,391,488	$1,370,982	$1,312,177	$1,185,143	$1,001,362
Homebuilding income	$937,960	$923,879	$871,106	$776,370	$601,102
Mortgage Banking data:
Mortgage banking fees	$208,034	$167,820	$159,370	$130,319	$113,321
Mortgage banking income	$140,073	$101,916	$88,626	$70,541	$60,595
Consolidated data:
Net income	$901,248	$878,539	$797,197	$537,521	$425,262
Earnings per share:
Basic	$244.11	$241.31	$219.58	$144.00	$110.53
Diluted	$230.11	$221.13	$194.80	$126.77	$103.61
Weighted average number of shares outstanding:
Basic	3,692	3,641	3,631	3,733	3,847
Diluted	3,917	3,973	4,092	4,240	4,104

	December 31,
	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Homebuilding inventory	$1,709,082	$1,347,288	$1,253,110	$1,246,199	$1,092,100
Contract land deposits, net	$387,628	$413,851	$396,177	$370,429	$379,844
Total assets	$5,777,141	$3,809,815	$3,165,933	$2,989,279	$2,643,943
Senior notes	$1,517,395	$598,301	$597,681	$597,066	$596,455
Shareholders’ equity	$3,103,074	$2,341,244	$1,808,562	$1,605,492	$1,304,441
Cash dividends per share	$—	$—	$—	$—	$—

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (dollars in thousands, except per share data)
Results of Operations
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Overview
Business Environment and the Impact of COVID-19
The pandemic, caused by the novel strain of coronavirus ("COVID-19"), has had a significant impact on all facets of our business. Our primary focus as we face this challenge is to do everything we can to ensure the safety and well-being of our employees, customers and trade partners. Residential construction has been deemed an essential business in each of our markets since the beginning of the pandemic, except Pennsylvania and New York, where we faced closures into May 2020. In each of our markets, we continue to operate in accordance with the guidelines issued by the Centers for Disease Control and Prevention as well as state and local guidelines, which has resulted in significant changes to the way we conduct business.
We experienced elevated sales cancellations and decreased new orders during March and April; however, the demand for new homes began to strengthen in May and remained strong through December. Despite high unemployment rates attributable to the COVID-19 pandemic, demand has increased primarily as a result of historically low mortgage interest rates coupled with low resale inventory levels.
From March through May, there were significant disruptions in the mortgage market as investors tightened their credit standards or exited the market, which resulted in significantly lower values for mortgage servicing rights and fewer customers able to qualify for a mortgage. During the second half of 2020, the mortgage market stabilized as mortgage demand increased.
Although current demand for new homes is strong, there is uncertainty regarding the extent and timing of disruption to our business that may result from COVID-19 and related governmental actions. There is also uncertainty as to the effects of the pandemic and related economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards and secondary mortgage markets. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of COVID-19, corresponding governmental actions, and the impact of such on our employees, customers and trade partners.
We expect to continue to face gross profit margin pressure which will be impacted by our ability to manage land and construction costs as well as balancing sales pace and pricing. We also expect to face pressure on mortgage banking profit due to the competitive pricing pressures in the mortgage market. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.
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
Our lot acquisition strategy is predicated upon avoiding the financial risks associated with direct land ownership and development. We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished lots from various third party land developers pursuant to LPAs. These LPAs require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the LPA. This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.
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
In limited specific strategic circumstances, we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into an LPA with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using LPAs with forfeitable deposits.
As of December 31, 2020, we controlled lots as described below.
Lot Purchase Agreements ("LPAs")
We controlled approximately 103,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $438,500 and $8,100, respectively. Included in the number of controlled lots are approximately 7,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $52,200 as of December 31, 2020.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $23,600 in four JVs, expected to produce approximately 5,200 lots. Of the lots to be produced by the JVs, approximately 2,200 lots were controlled by us and approximately 3,000 lots were either under contract with unrelated parties or currently not under contract.
Land Under Development
We directly owned three separate raw land parcels, zoned for their intended use, with a current cost basis, including development costs, of approximately $62,800 that we intend to develop into approximately 500 finished lots. We had additional funding commitments of approximately $5,100 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,600.
See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 6,100 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits and letters of credit totaling approximately $1,300 and $100, respectively, as of December 31, 2020, of which approximately $1,000 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the year ended December 31, 2020 totaled $7,536,923, an increase of 2% from $7,388,664 in 2019. Our net income for 2020 was $901,248, or $230.11 per diluted share, increases of 3% and 4% compared to 2019 net income and diluted earnings per share, respectively. Our homebuilding gross profit margin percentage was 19.0% in both 2020 and 2019. New orders, net of cancellations (“New Orders”) during 2020 were 23,082, an increase of 18% from 2019 while our average New Order sales price increased 3% to $380.1 in 2020. Our backlog of homes sold but not yet settled with the customer as of December 31, 2020 increased on a unit basis by 40% to 11,549 units and increased on a dollar basis by 46% to $4,575,899 when compared to December 31, 2019. Income before tax from our mortgage banking segment totaled $140,073 in 2020, an increase of 37% when compared to $101,916 in 2019 due primarily to an increase in secondary marketing gains on sales of loans.
Homebuilding Operations
The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2020	2019	2018
Financial data:
Revenues	$7,328,889	$7,220,844	$7,004,304
Cost of sales	$5,937,401	$5,849,862	$5,692,127
Gross profit margin percentage	19.0%	19.0%	18.7%
Selling, general and administrative expenses	$431,008	$447,547	$428,874
Operating data:
New orders (units)	23,082	19,536	18,281
Average new order price	$380.1	$368.4	$376.3
Settlements (units)	19,766	19,668	18,447
Average settlement price	$370.8	$367.1	$379.7
Backlog (units)	11,549	8,233	8,365
Average backlog price	$396.2	$380.2	$376.9
New order cancellation rate	14.9%	14.6%	14.5%

Consolidated Homebuilding
Homebuilding revenues increased 2% in 2020 compared to 2019, as a result of a 1% increase in the average settlement price coupled with a slight increase in the number of units settled year over year. Settlements in 2020 were negatively impacted by the COVID-19 pandemic primarily during the first and second quarters of 2020. Gross profit margin percentage in 2020 remained flat year over year at 19.0%.
The number of New Orders and the average sales price of New Orders increased 18% and 3%, respectively, in 2020 when compared to 2019.  The increase in New Orders was favorably impacted by increased demand in the second half of 2020 due to favorable market conditions driven by historically low mortgage interest rates coupled with low resale home inventory levels. New Orders were higher in each of our reportable segments in both the third and fourth quarters of 2020 compared to the same periods of 2019, due to these favorable market conditions. The increase in the average sales price of New Orders was primarily attributable to improved pricing power in each of our markets.
Selling, general and administrative ("SG&A") expenses in 2020 decreased by 4% compared to 2019, and as a percentage of revenue decreased to 5.9% in 2020 from 6.2% in 2019. SG&A expenses were lower primarily due to an approximate $26,800 decrease in equity-based compensation expense due primarily to the stock options granted in 2014 under the 2014 Equity Incentive Plan becoming fully vested in 2019, offset partially by an increase in personnel costs attributable to an increase of approximately $11,200 in management incentive expense based on an increase in eligible employees and improved results.
Our backlog represents homes sold but not yet settled with our customers. Backlog units and dollars were 11,549 units and $4,575,899, respectively, as of December 31, 2020 compared to 8,233 units and $3,130,282, respectively, as of December 31, 2019.  The increases in backlog units and dollars is attributable to the increases in New Orders and the average sales price of New Orders as discussed above, coupled with a lower backlog turnover rate year over year.
In addition to the impact of the COVID-19 pandemic, our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to New Orders that occurred during the same period, and a portion are related to New Orders that occurred in prior periods and therefore appeared in the beginning backlog for the current period.  Additionally, a substantial majority of our cancellations occur prior to starting construction on a home. Expressed as the total of all cancellations during the period as a percentage of gross New Orders during the period, our cancellation rate was 14.9%, 14.6% and 14.5% in 2020, 2019, and 2018, respectively. Additionally, approximately 6% in both 2020 and 2019 and 5% in 2018, of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, and subject to potential construction delays resulting from COVID-19 related restrictions, we expect to settle substantially all of our December 31, 2020 backlog during 2021. See “Risk Factors” in Item 1A of this Form 10-K.
The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity and other external factors over which we do not exercise control, such as the impact of government orders to cease or limit construction activities as a result of COVID-19.

Reportable Homebuilding Segments
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
We record impairment charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve at December 31, 2020 and 2019 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $8,100 and $5,500 at December 31, 2020 and 2019, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:
Selected Segment Financial Data:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Mid Atlantic	$3,668,542	$3,901,573	$3,893,358
North East	538,772	514,804	580,726
Mid East	1,524,667	1,501,139	1,455,834
South East	1,596,908	1,303,328	1,074,386

	Year Ended December 31,
	2020	2019	2018
Gross profit margin:
Mid Atlantic	$690,058	$734,017	$726,655
North East	102,621	100,520	115,169
Mid East	282,443	285,091	279,050
South East	327,483	260,804	211,870

	Year Ended December 31,
	2020	2019	2018
Gross profit margin percentage:
Mid Atlantic	18.8%	18.8%	18.7%
North East	19.0%	19.5%	19.8%
Mid East	18.5%	19.0%	19.2%
South East	20.5%	20.0%	19.7%

	Year Ended December 31,
	2020	2019	2018
Segment profit:
Mid Atlantic	$437,849	$478,537	$462,178
North East	50,677	51,728	69,789
Mid East	168,605	173,374	175,134
South East	205,029	155,144	118,296

Segment Operating Activity:

	Year Ended December 31,
	2020		2019		2018
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	9,230	$453.8	8,799	$424.4	8,906	$429.4
North East	1,738	$416.6	1,349	$390.8	1,296	$400.4
Mid East	5,780	$330.9	4,628	$323.2	4,314	$328.0
South East	6,334	$307.7	4,760	$302.6	3,765	$297.7
Total	23,082	$380.1	19,536	$368.4	18,281	$376.3

	Year Ended December 31,
	2020		2019		2018
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	8,363	$438.6	9,335	$417.9	8,982	$433.4
North East	1,375	$391.8	1,325	$388.5	1,415	$410.4
Mid East	4,719	$323.1	4,621	$324.8	4,406	$330.4
South East	5,309	$300.8	4,387	$297.1	3,644	$294.8
Total	19,766	$370.8	19,668	$367.1	18,447	$379.7

	Year Ended December 31,
	2020		2019		2018
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,479	$470.9	3,612	$440.1	4,148	$423.4
North East	950	$447.8	587	$408.8	563	$404.1
Mid East	2,874	$344.5	1,813	$332.0	1,806	$336.2
South East	3,246	$323.7	2,221	$314.6	1,848	$304.1
Total	11,549	$396.2	8,233	$380.2	8,365	$376.9
 Operating Data:

	Year Ended December 31,
	2020	2019	2018
New order cancellation rate:
Mid Atlantic	14.9%	15.0%	15.2%
North East	13.1%	13.0%	12.5%
Mid East	14.5%	14.1%	12.9%
South East	15.8%	14.9%	15.5%

	Year Ended December 31,
	2020	2019	2018
Average active communities:
Mid Atlantic	177	206	234
North East	40	33	36
Mid East	138	134	119
South East	112	97	88
Total	467	470	477

Homebuilding Inventory:

	As of December 31,
	2020	2019
Sold inventory:
Mid Atlantic	$704,595	$575,216
North East	140,461	77,965
Mid East	278,510	190,700
South East	336,902	230,640
Total (1)	$1,460,468	$1,074,521

	As of December 31,
	2020	2019
Unsold lots and housing units inventory:
Mid Atlantic	$76,690	$104,459
North East	7,941	28,331
Mid East	13,252	15,333
South East	23,220	35,420
Total (1)	$121,103	$183,543

(1)Total segment inventory differs from consolidated inventory due to certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	As of December 31,
	2020	2019
Total lots controlled:
Mid Atlantic	42,100	42,400
North East	10,500	9,900
Mid East	22,000	24,200
South East	31,100	28,400
Total	105,700	104,900

	As of December 31,
	2020	2019
Contract land deposits, net:
Mid Atlantic	$212,742	$205,433
North East	32,949	50,348
Mid East	49,222	57,053
South East	100,864	106,523
Total	$395,777	$419,357

	Year Ended December 31,
	2020	2019	2018
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$114	$(141)	$2,743
North East	60	1,050	1,033
Mid East	293	175	211
South East	1,045	21	1,911
Total	$1,512	$1,105	$5,898

Mid Atlantic
The Mid Atlantic segment had an approximate $40,700, or 9%, decrease in segment profit in 2020 compared to 2019, driven by a decrease in segment revenues of approximately $233,000, or 6%, year over year. Segment revenues decreased due to a 10% decrease in the number of units settled, offset partially by a 5% increase in the average settlement price year over year. The decrease in the number of units settled was impacted by a 13% lower backlog unit balance entering 2020 compared to the backlog unit balance entering 2019, coupled with a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2020 compared to backlog entering 2019. The Mid Atlantic segment’s gross profit margin percentage remained flat at 18.8% in both 2020 and 2019.
Segment New Orders and the average sales price of New Orders increased 5% and 7%, respectively, in 2020 compared to 2019. New Orders increased despite a 14% decrease in the average number of active communities year over year, due to higher absorption rates attributable to favorable market conditions in the second half of 2020, driven primarily by historically low mortgage interest rates and low resale inventory levels. The increase in the average sales price of New Orders was primarily attributable to improved pricing power in the segment.
North East
The North East segment had an approximate $1,100, or 2%, decrease in segment profit in 2020 compared to 2019, despite an increase in segment revenues of approximately $24,000, or 5%, year over year. The increase in segment revenues was attributable to a 4% increase in the number of units settled and a 1% increase in the average settlement price year over year. The increase in the number of units settled was attributable to a 4% higher backlog unit balance entering 2020 compared to the backlog unit balance entering 2019, coupled with a 27% increase in New Orders in the first nine months of 2020 compared to the same period in 2019. The segment’s gross profit margin percentage decreased to 19.0% in 2020 from 19.5% in 2019 due primarily to increases in lumber and certain other commodity prices year over year.
Segment New Orders and the average sales price of New Orders increased 29% and 7%, respectively, in 2020 compared to 2019. New Orders increased due to a 19% increase in the average number of active communities year over year and favorable market conditions in the second half of 2020, driven primarily by historically low mortgage interest rates and low resale inventory levels. The average sales price of New Orders was favorably impacted by the previously mentioned favorable market conditions which provided us some pricing power, as well as to a relative market shift in New Orders to higher priced communities within certain markets in the segment.
Mid East
The Mid East segment had an approximate $4,800, or 3%, decrease in segment profit in 2020 compared to 2019, despite an increase in segment revenues of approximately $23,500, or 2%, year over year. Segment revenues increased primarily due to a 2% increase in the number of units settled year over year. The increase in units settled was largely attributable to a 24% increase in settlements in the fourth quarter of 2020 compared to the same period in 2019 as settlements in the first half of 2020 were delayed in our Western Pennsylvania and New York markets due to the state and local governments in those markets issuing various orders that prohibited residential construction from the end of March through April 2020 as a result of the COVID-19 pandemic. The segment’s gross profit margin percentage decreased to 18.5% in 2020 from 19.0% in 2019 due to increases in lumber and certain other commodity prices year over year.
Segment New Orders and the average sales price of New Orders increased 25% and 2%, respectively, in 2020 compared to 2019. New Orders increased primarily due to higher absorption rates attributable to favorable market conditions driven primarily by historically low mortgage interest rates and low resale inventory levels.
South East
The South East segment had an approximate $49,900, or 32%, increase in segment profit in 2020 compared to 2019. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $293,600, or 23%, coupled with improved gross profit margins year over year. The increase in revenues was attributable to a 21% increase in the number of units settled and a 1% increase in the average settlement price year over year. The number of units settled were favorably impacted by a 20% higher backlog unit balance entering 2020 compared to the same period in 2019, coupled with a 21% increase in New Orders in the first six months of 2020 compared to the same period in 2019. The segment’s gross profit margin percentage increased to 20.5% in 2020 from 20.0% in 2019 due to a relative shift in settlements to higher margin communities.
Segment New Orders and the average sales price of New Orders increased 33% and 2%, respectively, in 2020 compared to 2019. New Orders increased due to to a 15% increase in the average number of active communities year over year, coupled with higher absorption rates attributable to favorable market conditions in the second half of 2020, driven primarily by historically low mortgage interest rates and low resale inventory levels.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense is primarily comprised of interest charges on our 3.95% Senior Notes due 2022 and 3.00% Senior Notes due 2030, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2020	2019	2018
Homebuilding consolidated gross profit:
Mid Atlantic	$690,058	$734,017	$726,655
North East	102,621	100,520	115,169
Mid East	282,443	285,091	279,050
South East	327,483	260,804	211,870
Consolidation adjustments and other	(11,117)	(9,450)	(20,567)
Homebuilding consolidated gross profit	$1,391,488	$1,370,982	$1,312,177

	Year Ended December 31,
	2020	2019	2018
Homebuilding consolidated profit before taxes:
Mid Atlantic	$437,849	$478,537	$462,178
North East	50,677	51,728	69,789
Mid East	168,605	173,374	175,134
South East	205,029	155,144	118,296
Reconciling items:
Contract land deposit impairment reserve (1)	(24,633)	1,644	783
Equity-based compensation expense (2)	(47,548)	(75,156)	(70,865)
Corporate capital allocation (4)	239,233	224,468	213,903
Unallocated corporate overhead	(114,921)	(105,125)	(89,973)
Consolidation adjustments and other (3)	63,025	43,486	15,829
Corporate interest expense	(39,356)	(24,221)	(23,968)
Reconciling items sub-total	75,800	65,096	45,709
Homebuilding consolidated profit before taxes	$937,960	$923,879	$871,106

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of contract land deposit impairment charges in Note 3 in the accompanying consolidated financial statements.
(2)The decrease in equity-based compensation expense in 2020 was primarily attributable to stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested in 2019. In addition, there were higher stock option forfeitures in 2020 compared to 2019.
(3)The increase in 2020 relates primarily to the significant increase in lumber prices during the second half of 2020. Our reportable segments' results include intercompany profits of our production facilities, which were negatively impacted by the increase in lumber costs. The increase in lumber costs related to homes not yet settled is eliminated through the consolidation adjustment. As these homes currently in inventory are settled in subsequent quarters, our consolidated homebuilding margins will be negatively impacted by the higher lumber costs.
(4)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2020	2019	2018
Corporate capital allocation charge:
Mid Atlantic	$124,426	$123,130	$123,855
North East	22,850	19,755	17,893
Mid East	40,256	37,263	35,803
South East	51,701	44,320	36,352
Total corporate capital allocation charge	$239,233	$224,468	$213,903

Mortgage Banking Segment
We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2020	2019	2018
Loan closing volume:
Total principal	$5,317,811	$5,164,725	$4,829,406

Loan volume mix:
Adjustable rate mortgages	2%	8%	10%
Fixed-rate mortgages	98%	92%	90%

Operating profit:
Segment profit	$143,319	$105,292	$93,462
Equity-based compensation expense	(3,246)	(3,376)	(4,836)
Mortgage banking income	$140,073	$101,916	$88,626

Capture rate:	90%	90%	88%

Mortgage banking fees:
Net gain on sale of loans	$168,720	$128,642	$122,755
Title services	38,554	38,537	36,001
Servicing fees	760	641	614
	$208,034	$167,820	$159,370

Loan closing volume in 2020 increased by approximately $153,100, or 3%, from 2019.  The increase was primarily attributable to a 1% increase in the number of loans closed year over year due primarily to the aforementioned increase in the homebuilding segment’s number of settlements in 2020 as compared to 2019 and a 2% increase in the average loan amount in 2020 compared to 2019.
Segment profit in 2020 increased by approximately $38,000, or 36%, from 2019.  The increase in segment profit was primarily attributable to an increase in mortgage banking fees.  Mortgage banking fees increased by approximately $40,200, or 24%, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans.

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
We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. At December 31, 2020 and 2019, we had repurchase reserves of approximately $20,500 and $18,500, respectively.
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

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenues and net income in the second half of the year, however, COVID-19 related restrictions negatively impacted our New Order activity in March and April, affecting our typical seasonal New Order trend.
Effective Tax Rate
Our consolidated effective tax rate in 2020, 2019 and 2018 was 16.40%, 14.36% and 16.94%, respectively. The higher effective tax rate in 2020 compared to 2019 was attributable primarily to the retroactive reinstatement of certain expired energy tax credits under The Further Consolidated Appropriations Act in 2019, which resulted in the recognition of a tax benefit of approximately $15,100 in 2019 related to homes settled in 2018 and 2019. For the year ended December 31, 2020, we recognized approximately $10,200 in energy tax credits.
Additionally, our effective tax rates in 2020, 2019 and 2018 were favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises of $92,234, $101,466 and $77,478, respectively. We expect continued tax rate volatility in future years attributable to the recognition of excess tax benefits from equity plan activity and distributions from the deferred compensation plans.

Recent Accounting Pronouncements Pending Adoption
See Note 1 to the accompanying consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.
Liquidity and Capital Resources
Lines of Credit and Notes Payable
We had a very strong liquidity position as of December 31, 2020, with approximately $2,8 billion in cash and cash equivalents, approximately $187,200 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Our homebuilding segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets.
Senior Notes
On September 10, 2012, we completed an offering for $600,000 aggregate principal amount of 3.95% Senior Notes due 2022 (the "2022 Senior Notes"). The 2022 Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. The 2022 Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15.
On May 4, 2020, we issued $600,000 of 3.00% Senior Notes due 2030 (the "2030 Senior Notes"). The 2030 Senior Notes were issued at a discount to yield 3.02% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Senior Notes resulted in aggregate net proceeds of approximately $595,200, after deducting underwriting discount and offering expenses. The 2030 Senior Notes mature on May 15, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15.
On September 9 and September 17, 2020, we issued an additional $250,000 and $50,000, respectively, of 3.00% 2030 Senior Notes (the "2030 Additional Notes" and together with the 2030 Senior Notes and the 2022 Senior Notes, the "Senior Notes"). The

2030 Additional Notes were issued at a premium to yield 2.00% and have been reflected net of the unamortized premium and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Additional Notes resulted in aggregate net proceeds of approximately $323,600, including the underwriting premium, less offering expenses. The 2030 Additional Notes form a single series with the 2030 Senior Notes and have substantially identical terms as the 2030 Senior Notes.
The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at December 31, 2020.
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
The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $12,800 outstanding at December 31, 2020, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.
The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type.  Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth, (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes.  The Credit Agreement termination date is July 15, 2021. We were in compliance with all covenants under the Credit Agreement at December 31, 2020.  There were no borrowings outstanding under the Credit Agreement as of December 31, 2020.
On February 12, 2021, we entered into The Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, BOFA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, and other lenders party thereto (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates the Credit Agreement, discussed above, which was scheduled to expire on July 15, 2021. The Amended Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "New Facility") and terminates on February 12, 2026. Under the Amended Credit Agreement, we may request increases of up to $300,000 to the New Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Amended Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit. All other terms of the Amended Credit Agreement, including interest on borrowings and affirmative and negative covenants, are materially consistent with the Credit Agreement it replaces. The Amended Credit Agreement is filed as Exhibit 10.48 in this Form 10-K. The above summary of the material terms of the Amended Credit Agreement is qualified in its entirety by reference to Exhibit 10.48.
Repurchase Agreement
Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility, which is non-recourse to NVR. In July 2020, NVRM entered into the Twelfth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and ten earlier amendments, the “Repurchase Agreement”). The Repurchase Agreement provides borrowing capacity up to $150,000, subject to certain sublimits. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement expires on July 21, 2021. Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 1.75%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. NVRM was in compliance with all covenants under the Repurchase Agreement at December 31, 2020. At December 31, 2020, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.
Common Stock Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. The repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2020. For the year ended December 31, 2020, we repurchased 93,346 shares of our common stock at an aggregate purchase price of $371,078. As of December 31, 2020, we had $546,062 available under Board approved repurchase authorizations.
Cash Flows
For the year ended December 31, 2020, cash, restricted cash and cash equivalents increased by $1,648,978. Net cash provided by operating activities was $925,269, due primarily to cash provided by earnings in 2020 and net proceeds of $212,636 from mortgage loan activity. Additionally, cash was provided by an increase in customer deposits attributable to the increase in our ending backlog year over year. Cash was primarily used to fund the increase in inventory of $362,384, attributable to an increase in units under construction at December 31, 2020 compared to December 31, 2019.
Net cash used in investing activities in 2020 was $3,933. Cash was used for purchases of property, plant and equipment of $16,119, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $11,625.
Net cash provided by financing activities in 2020 was $727,642, due primarily to the net proceeds received from the issuance of the 2030 Senior Notes, as discussed above, and by $180,866 in proceeds from stock option exercises in 2020. Cash was used during the period to repurchase shares of our common stock under our ongoing common stock repurchase program as discussed above.
For the year ended December 31, 2019, cash, restricted cash and cash equivalents increased by $428,556. Net cash provided by operating activities was $866,535, due primarily to cash provided by earnings in 2019 and net proceeds of $91,178 from mortgage loan activity. Cash was primarily used to fund the increase in inventory of $94,178, attributable to an increase in units under construction at December 31, 2019 compared to December 31, 2018. Net cash used in investing activities in 2019 of $13,284 was attributable primarily to cash used for purchases of property, plant and equipment of $22,699, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $8,247. Net cash used in financing activities of $424,695 resulted primarily from our repurchase of 220,965 shares of our common stock for an aggregate purchase price of $698,417 under our ongoing common stock repurchase program as discussed above, offset partially by $274,028 in proceeds from stock option exercises.
At December 31, 2020 and 2019, the homebuilding segment had restricted cash of $28,912 and $17,943, respectively. Restricted cash in each year was attributable to customer deposits for certain home sales.
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement, revolving mortgage repurchase facility and the public debt and equity markets will be sufficient to satisfy near and long term cash requirements for working capital and debt service in both our homebuilding and mortgage banking operations.

Off-Balance Sheet Arrangements
Lot Acquisition Strategy
We generally do not engage in land development. Instead, we typically acquire finished building lots from various land developers under LPAs that require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts and represent a percentage, typically ranging up to 10%, of the aggregate purchase price of the finished lots.
We believe that our lot acquisition strategy reduces the financial risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these LPAs by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these purchase agreements is limited to the amount of the deposit pursuant to the liquidated damage provision contained in the LPAs. We do not have any financial guarantees or completion obligations and we typically do not guarantee lot purchases on a specific performance basis under these LPAs.

At December 31, 2020, we controlled approximately 105,700 lots through LPAs, JVs and land under development, with an aggregate purchase price of approximately $10,300,000. These lots are controlled by making or committing to make deposits of approximately $661,600 in the form of cash and letters of credit. Our entire risk of loss pertaining to the aggregate purchase price contractual commitment resulting from our non-performance under the contracts is limited to $438,500 in deposits paid and $8,100 in letters of credit issued as of December 31, 2020, plus approximately $215,000 related to deposits to be paid subsequent to December 31, 2020 assuming that contractual development milestones are met by the developers and we exercise our option. As of December 31, 2020, we had recorded an impairment valuation allowance of approximately $52,200 related to certain cash deposits currently outstanding. Additionally, as of December 31, 2020, we had funding commitments totaling $3,100 to one of our JVs and approximately $5,100 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $2,600.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 6,100 lots, which are not included in our number of total lots controlled above.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with cash deposits and letters of credit of approximately $1,300 and $100, respectively, as of December 31, 2020, of which approximately $1,000 is refundable if we do not perform under the contract and the remainder is at risk of loss. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible. Please refer to Note 1 in the accompanying consolidated financial statements for a further discussion of the contract land deposits and Note 3 in the accompanying consolidated financial statements for a description of our lot acquisition strategy in relation to our accounting for variable interest entities.
Bonds and Letters of Credit
We enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $40,600 of contingent obligations under such agreements as of December 31, 2020, inclusive of the $8,100 of lot acquisition deposits in the form of letters of credit discussed above. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Mortgage Commitments and Forward Sales
In the normal course of business, NVRM enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by us. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sale contracts lock in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2020, we had contractual commitments to extend credit to borrowers aggregating $617,308 and open forward delivery contracts aggregating $916,588, which hedge both the rate lock commitments and closed loans held for sale (see Note 15 in the accompanying consolidated financial statements for a description of our fair value accounting).
Contractual Obligations
Our fixed, non-cancelable obligations as of December 31, 2020, were as follows:

	Payments due by year
	Total	2021	2022 to 2023	2024 to 2025	2026 and Later
Debt (1)	$1,500,000	$—	$600,000	$—	$900,000
Interest on debt (1)	293,472	50,700	70,722	54,000	118,050
Finance leases (2)	19,512	1,744	3,503	3,523	10,742
Operating leases (2)	84,965	30,111	34,418	13,795	6,641
Purchase obligations (3)	220,104	*	*	*	*
Uncertain tax positions (4)	29,085	*	*	*	*
Total	$2,147,138	$82,555	$708,643	$71,318	$1,035,433

(1)See Note 9 in the accompanying consolidated financial statements for additional information regarding the Senior Notes.
(2)See Note 13 in the accompanying consolidated financial statements for additional information regarding our finance and operating leases.

(3)Amount represents expected payments of forfeitable deposits with land developers under existing LPAs assuming that contractual development milestones are met by the developers and we exercise our option, and estimated contractual obligations for land development agreements. We expect to make the majority of payments of the deposits with land developers within the next three years, but due to the nature of the contractual development milestones that must be met we are unable to accurately estimate the portion of the deposit obligation that will be made within one year and that portion that will be made within one to three years.
(4)Due to the nature of the uncertain tax positions, we are unable to make a reasonable estimate as to the period of settlement with the respective taxing authorities.

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
Contract Land Deposits and Land Under Development
Contract Land Deposits
We purchase finished lots under LPAs that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots.
We maintain an allowance for losses on contract land deposits that reflects our judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, we conduct a loss contingency analysis each quarter. In addition to considering market and economic conditions, we assess contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing quantitative and qualitative information including, as applicable, current sales absorption levels, recent sales’ profit margin, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s performance, a developer’s financial ability or willingness to reduce lot prices to current market prices, if necessary, and the contract’s default status by either us or the developer along with an analysis of the expected outcome of any such default.
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
Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2020 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.

Land Under Development
On a limited basis, we directly acquire raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.
Land under development, including the land under development held by our unconsolidated JVs and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ profit margin, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded in an amount by which the carrying amount of the assets exceeds the fair value of such assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.
At December 31, 2020, we had approximately $62,800 in land under development in three separate communities. In addition, at December 31, 2020, we had an aggregate investment totaling approximately $23,600 in four separate JVs that controlled land under development. During 2020, we recognized an impairment of approximately $1,800 related to one of our JVs. None of the communities classified as land under development nor any of the undeveloped land held by the JVs had any indicators of impairment at December 31, 2020. As such, we do not believe that any of the land under development is impaired at this time. However, there can be no assurance that we will not incur impairment charges in the future due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
Warranty/Product Liability Accruals
We establish warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our homebuilding business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2020 consolidated balance sheet to be adequate (see Note 14 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
Although we believe that the compensation costs recognized in 2020 are representative of the cumulative ratable amortization of the grant-date fair value of unvested Options and RSUs outstanding, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different expense valuations and recognition.
Mortgage Repurchase Reserve
We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market, on a servicing released basis, typically within 30 days from closing. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, GNMA, FHLMC, VA and FHA. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where repurchases or early payment default occur. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The reserve is calculated based on an analysis of historical experience and exposure. Although we consider the mortgage repurchase reserve reflected on the December 31, 2020 consolidated balance sheet to be adequate (see Note 16 to the accompanying consolidated financial statements included herein), there can be no assurance that this reserve will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage repurchase reserve.
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
We are exposed to interest rate risk as it relates to our fixed rate debt, primarily our Senior Notes and our variable rate credit facility and loan repurchase facility. Changes to interest rates generally affect the fair value of fixed-rate debt instruments, but not earnings or cash flows. For variable rate debt, interest rate changes generally will not affect the fair value of the variable debt instruments but will affect earnings and cash flow. At December 31, 2020, there was no debt outstanding under our credit facility or loan repurchase facility. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the accompanying consolidated financial statements included herein for further discussion of these debt instruments.
Our mortgage banking segment is exposed to interest rate risk as it relates to its lending activities, including originating mortgage loans and providing rate lock commitments to borrowers. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative or trading derivative activities. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the accompanying consolidated financial statements included herein for further discussion of these items.
The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2020. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year.

	Maturities (000's)
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$439,718	—	—	—	—	—	$439,718	$449,760
Average interest rate	2.8%	—	—	—	—	—	2.8%
Other:
Forward trades of mortgage-backed securities (a)	$(5,216)	—	—	—	—	—	$(5,216)	$(5,216)
Forward loan commitments (a)	$10,757	—	—	—	—	—	$10,757	$10,757
Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$2,278,488	—	—	—	—	—	$2,278,488	$2,278,488
Average interest rate	0.2%	—	—	—	—	—	0.2%
Interest rate sensitive liabilities:
Fixed rate obligations	$—	$600,000	—	—	—	$900,000	$1,500,000	$1,612,620
Average interest rate	—	4.0%	—	—	—	2.7%	3.2%

(a)Represents the fair value recorded pursuant to ASC 815, Derivatives and Hedging.

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
Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2020 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this item will be included under the captions "Proposal No.1 - Election of Directors", "Executive Summary" within "Compensation Discussion and Analysis", "Corporate Governance Principles and Board Matters" and ""Delinquent Section 16(a) Reports" within "Security Ownership of Beneficial Owners and Management" in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders ("2021 Proxy Statement") and is incorporated herein by reference. Our 2021 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2021.

Item 11.    Executive Compensation.
The information required by this item will be included under the caption "Compensation Discussion and Analysis" in our 2021 Proxy Statement and is incorporated herein by reference. Our 2021 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	611,024	$2,229.01	281,280
Equity compensation plans not approved by security holders	—	$—	—
Total	611,024	$2,229.01	281,280

(1)This category includes the restricted share units (“RSUs”) authorized to be issued under the 2010 and 2018 Equity Incentive Plans. At December 31, 2020, there were 17,598 RSUs outstanding. Of the total 281,280 shares remaining available for future issuance under the shareholder approved plans, up to a total of 36,520 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans was $2,295.11.

The remaining information required by this item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2021 Proxy Statement and is incorporated herein by reference. Our 2021 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2021.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the caption "Corporate Governance Principles and Board Matters" in our 2021 Proxy Statement and is incorporated herein by reference. Our 2021 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2021.
Item 14.    Principal Accountant Fees and Services.
The information required by this item will be included under the caption "Proposal No. 2 - Ratification of Appointment of Independent Auditor"in our 2021 Proxy Statement and is incorporated herein by reference. Our 2021 Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2021.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1.    Financial Statements
    NVR, Inc. - Consolidated Financial Statements
    Reports of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Shareholders’ Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

 2.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Articles of Incorporation of NVR, Inc.	10-K		3.1	2/25/2011
3.2	Bylaws, as amended, of NVR, Inc.	8-K		3.1	3/17/2016
4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee.	8-K		4.3	4/23/1998
4.2	Form of Note (included in Indenture).	8-K		4.5	4/23/1998
4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/10/2012
4.4	Sixth Supplemental Indenture dated as of May 4, 2020 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	5/4/2020
4.5	Seventh Supplemental Indenture dated September 9, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/9/2020
4.6	Eighth Supplemental Indenture dated September 17, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.2	9/17/2020
4.7	Form of Global Note.	8-K		4.2	9/10/2012
4.8	Description of Securities of NVR, Inc.	10-K		4.5	2/19/2020
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015.	10-Q		10.1	11/6/2015
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015.	10-Q		10.2	11/6/2015
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015.	10-Q		10.4	11/6/2015
10.4*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated March 1, 2018.	10-Q		10.1	5/1/2018
10.5*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated April 1, 2019.	10-Q		10.2	5/1/2019
10.6*	Employment Agreement between NVR, Inc. and Paul W. Praylo dated January 28, 2019.	10-K		10.8	2/13/2019
10.7*	Extension of Employment Agreement between NVR, Inc. and Paul C. Saville date November 4, 2020.	10-Q		10.1	11/4/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.8*	Extension of Employment Agreement between NVR, Inc. and Daniel D. Malzahn date November 4, 2020.	10-Q		10.2	11/4/2020
10.9*	Extension of Employment Agreement between NVR, Inc. and Paul W. Praylo date November 4, 2020.	10-Q		10.3	11/4/2020
10.10*	Extension of Employment Agreement between NVR, Inc. and Eugene J. Bredow date November 4, 2020.	10-Q		10.4	11/4/2020
10.11*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies.	S-8	333-29241	4.1	6/13/1997
10.12*	Employee Stock Ownership Plan of NVR, Inc.	10-K/A			12/31/1994
10.13*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan.	10-Q		10.5	11/6/2015
10.14*	First Amendment to NVR, Inc. Nonqualified Deferred Compensation Plan.	10-K		10.36	2/15/2017
10.15*	Description of the Board of Directors’ compensation arrangement.	10-K		10.15	2/13/2019
10.16*	NVR, Inc. 2018 Equity Incentive Plan	S-8	333-224629	10.1	5/3/2018
10.17*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.1	5/14/2018
10.18*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.2	5/14/2018
10.19*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.3	5/14/2018
10.20*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.4	5/14/2018
10.21*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.5	5/14/2018
10.22*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.6	5/14/2018
10.23*	NVR, Inc. 2014 Equity Incentive Plan.	S-8	333-195756	10.1	5/7/2014
10.24*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	10-K		10.2	2/14/2018
10.25*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.2	5/7/2014
10.26*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	10-K		10.17	2/14/2018
10.27*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/7/2014
10.28*	NVR, Inc. 2010 Equity Incentive Plan.	S-8	333-166512	10.1	5/4/2010
10.29*	The Amended Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.29	2/13/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.30*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.30	2/13/2019
10.31*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.2	5/6/2010
10.32*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.2	7/30/2013
10.33*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.4	5/6/2010
10.34	Amended and Restated Master Repurchase Agreement dated as of August 2, 2011, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.1	1/21/2016
10.35	First Amendment to Amended and Restated Master Repurchase Agreement dated as of August 1, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.2	1/21/2016
10.36	Second Amendment to Amended and Restated Master Repurchase Agreement dated as of November 13, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.3	1/21/2016
10.37	Third Amendment to Amended and Restated Master Repurchase Agreement dated as of November 29, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.4	1/21/2016
10.38	Fourth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 31, 2013, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.5	1/21/2016
10.39	Fifth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 30, 2014, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.6	1/21/2016
10.40	Sixth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 29, 2015, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.7	1/21/2016
10.41	Seventh Amendment to Amended and Restated Master Repurchase Agreement dated as of January 18, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.8	1/21/2016
10.42	Eighth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.2	7/28/2016
10.43	Ninth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 26, 2017, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/28/2017
10.44	Tenth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 25, 2018 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/30/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.45	Eleventh Amendment to Amended and Restated Master Repurchase Agreement dated as of July 24, 2019 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/31/2019
10.46	Twelfth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 8, 2020 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	8/3/2020
10.47	Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner.	8-K		10.1	7/18/2016
10.48
Amended and Restated Credit Agreement dated as of February 12, 2021 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent and BofA Securities, Inc. as Sole Lead Arranger and Sole Book Runner. Filed herewith.

10.49	Summary of 2021 Executive Officer Incentive Compensation plan. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Signature	Title	Date
/s/ Dwight C. Schar	Chairman	February 12, 2021
Dwight C. Schar
/s/ C. E. Andrews	Director	February 12, 2021
C. E. Andrews
/s/ Sallie B. Bailey	Director	February 12, 2021
Sallie B. Bailey
/s/ Thomas D. Eckert	Director	February 12, 2021
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 12, 2021
Alfred E. Festa
/s/ Manuel H. Johnson	Director	February 12, 2021
Manuel H. Johnson
/s/ Alexandra A. Jung	Director	February 12, 2021
Alexandra A. Jung
/s/ Mel Martinez	Director	February 12, 2021
Mel Martinez
/s/ William A. Moran	Director	February 12, 2021
William A. Moran
/s/ David A. Preiser	Director	February 12, 2021
David A. Preiser
/s/ W. Grade Rosier	Director	February 12, 2021
W. Grady Rosier
/s/ Susan Williamson Ross	Director	February 12, 2021
Susan Williamson Ross
/s/ Paul C. Saville	Principal Executive Officer	February 12, 2021
Paul C. Saville
/s/ Daniel D. Malzahn	Principal Financial Officer	February 12, 2021
Daniel D. Malzahn
/s/ Matthew B. Kelpy	Principal Accounting Officer	February 12, 2021
Matthew B. Kelpy

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
NVR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for losses on contract land deposits
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for losses on contract land deposits (“lot deposit reserve”) was $52,502,000 recorded against total contract land deposit assets of $439,833,000 as of December 31, 2020. The Company estimated the lot deposit reserve using a loss contingency analysis that assesses a combination of quantitative and qualitative information for each individual deposit associated with a community. As the Company does not own the lots on which they have placed a deposit, the loss contingency analysis assesses contracts on a community-by-community basis, and records an estimated lot deposit reserve for communities which may result in forfeiture of the lot deposit. In estimating this reserve, the Company evaluates whether it can sell houses at an acceptable profit margin and sales pace, and considers market and economic conditions.

We identified the assessment of the lot deposit reserve as a critical audit matter. Such assessment involved measurement uncertainty that required subjective auditor judgment. Specifically, the assessment encompassed the evaluation of the loss contingency analysis, inclusive of (1) the method used to estimate the reserve assigned to a lot deposit, (2) the quantitative data metrics, as applicable, of profit margin and sales volumes, and (3) the qualitative factors, as applicable, of developer performance and community specific factors. In addition, it was challenging to obtain objective audit evidence, and evaluate the sufficiency of that audit evidence.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over (1) the development and approval of the loss contingency analysis, (2) the determination of the quantitative data metrics and qualitative factors used in the analysis, and (3) the preparation and measurement of the lot deposit reserve estimate. We evaluated the process to develop the quantitative and qualitative information used to assess the lot deposit reserve rates. Specifically, we assessed the consistency of data used in the process with its source, evaluated the reliability of data sources, and considered if all relevant data points were used in the analysis. We tested the reserve balance by:
•assessing the recoverability of a sample of individual lot deposits and comparing our results to those of the Company
•analyzing the timing of changes for a sample of lot deposits for consistency with changes in quantitative or qualitative data
•evaluating the consistency of the loss contingency analysis by comparing the reserve treatment of similar lot deposits and community positions between the current and prior years
•comparing prior reserve estimates to subsequent lot deposit forfeiture activity
We also evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s lot deposit reserve.

KPMG LLP
We have served as the Company's auditor since 1987.
McLean, Virginia
February 12, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
NVR, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited NVR, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

KPMG LLP
McLean, Virginia
February 12, 2021

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Homebuilding:
Cash and cash equivalents	$2,714,720	$1,110,892
Restricted cash	28,912	17,943
Receivables	18,299	18,278
Inventory:
Lots and housing units, covered under sales agreements with customers	1,484,936	1,075,420
Unsold lots and housing units	123,197	184,352
Land under development	62,790	69,196
Building materials and other	38,159	18,320
	1,709,082	1,347,288

Contract land deposits, net	387,628	413,851
Property, plant and equipment, net	57,786	52,260
Operating lease right-of-use assets	53,110	63,825
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	132,980	115,731
Other assets	70,419	60,413
	5,214,516	3,242,061
Mortgage Banking:
Cash and cash equivalents	63,547	29,412
Restricted cash	2,334	2,276
Mortgage loans held for sale, net	449,760	492,125
Property and equipment, net	4,544	5,828
Operating lease right-of-use assets	12,439	13,345
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	22,654	17,421
	562,625	567,754
Total assets	$5,777,141	$3,809,815

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$339,867	$262,987
Accrued expenses and other liabilities	440,671	346,035
Customer deposits	240,758	131,886
Operating lease liabilities	59,357	71,095
Senior notes	1,517,395	598,301
	2,598,048	1,410,304
Mortgage Banking:
Accounts payable and other liabilities	62,720	43,985
Operating lease liabilities	13,299	14,282
	76,019	58,267
Total liabilities	2,674,067	1,468,571

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2020 and December 31, 2019	206	206
Additional paid-in capital	2,214,426	2,055,407
Deferred compensation trust – 106,697 and 107,295 shares of NVR, Inc. common stock as of December 31, 2020 and December 31, 2019, respectively	(16,710)	(16,912)
Deferred compensation liability	16,710	16,912
Retained earnings	8,811,120	7,909,872
Less treasury stock at cost – 16,859,753 and 16,922,558 shares as of December 31, 2020 and December 31, 2019, respectively	(7,922,678)	(7,624,241)
Total shareholders' equity	3,103,074	2,341,244
Total liabilities and shareholders' equity	$5,777,141	$3,809,815

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Homebuilding:
Revenues	$7,328,889	$7,220,844	$7,004,304
Other income	16,938	24,779	11,839
Cost of sales	(5,937,401)	(5,849,862)	(5,692,127)
Selling, general and administrative	(431,008)	(447,547)	(428,874)
Operating income	977,418	948,214	895,142
Interest expense	(39,458)	(24,335)	(24,036)
Homebuilding income	937,960	923,879	871,106

Mortgage Banking:
Mortgage banking fees	208,034	167,820	159,370
Interest income	8,930	12,142	11,593
Other income	3,249	2,857	2,546
General and administrative	(78,726)	(79,858)	(83,838)
Interest expense	(1,414)	(1,045)	(1,045)
Mortgage banking income	140,073	101,916	88,626

Income before taxes	1,078,033	1,025,795	959,732
Income tax expense	(176,785)	(147,256)	(162,535)

Net income	$901,248	$878,539	$797,197

Basic earnings per share	$244.11	$241.31	$219.58

Diluted earnings per share	$230.11	$221.13	$194.80

Basic weighted average shares outstanding	3,692	3,641	3,631

Diluted weighted average shares outstanding	3,917	3,973	4,092

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2017	$206	$1,644,197	$6,231,940	$(6,270,851)	$(17,383)	$17,383	$1,605,492

Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	2,196	—	—	—	2,196
Net income	—	—	797,197	—	—	—	797,197
Deferred compensation activity, net	—	—	—	—	446	(446)	—
Purchase of common stock for treasury	—	—	—	(846,134)	—	—	(846,134)
Equity-based compensation	—	75,701	—	—	—	—	75,701
Proceeds from stock options exercised	—	174,110	—	—	—	—	174,110
Treasury stock issued upon option exercise and restricted share vesting	—	(73,785)	—	73,785	—	—	—
Balance, December 31, 2018	206	1,820,223	7,031,333	(7,043,200)	(16,937)	16,937	1,808,562

Net income	—	—	878,539	—	—	—	878,539
Deferred compensation activity, net	—	—	—	—	25	(25)	—
Purchase of common stock for treasury	—	—	—	(698,417)	—	—	(698,417)
Equity-based compensation	—	78,532	—	—	—	—	78,532
Proceeds from stock options exercised	—	274,028	—	—	—	—	274,028
Treasury stock issued upon option exercise and restricted share vesting	—	(117,376)	—	117,376	—	—	—
Balance, December 31, 2019	206	2,055,407	7,909,872	(7,624,241)	(16,912)	16,912	2,341,244

Net income	—	—	901,248	—	—	—	901,248
Deferred compensation activity, net	—	—	—	—	202	(202)	—
Purchase of common stock for treasury	—	—	—	(371,078)	—	—	(371,078)
Equity-based compensation	—	50,794	—	—	—	—	50,794
Proceeds from stock options exercised	—	180,866	—	—	—	—	180,866
Treasury stock issued upon option exercise and restricted share vesting	—	(72,641)	—	72,641	—	—	—
Balance, December 31, 2020	$206	$2,214,426	$8,811,120	$(7,922,678)	$(16,710)	$16,710	$3,103,074

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$901,248	$878,539	$797,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,992	20,818	20,168
Equity-based compensation expense	50,794	78,532	75,701
Contract land deposit impairments (recoveries), net	28,079	(680)	11,760
Gain on sale of loans, net	(168,720)	(128,642)	(122,755)
Deferred tax (benefit) expense	(17,565)	(4,070)	914
Mortgage loans closed	(5,323,932)	(5,169,422)	(4,828,615)
Mortgage loans sold and principal payments on mortgage loans held for sale	5,536,568	5,260,600	4,845,999
Distribution of earnings from unconsolidated joint ventures	1,432	3,476	4,596
Net change in assets and liabilities:
Increase in inventory	(362,384)	(94,178)	(6,911)
Decrease (increase) in contract land deposits	519	(16,994)	(30,863)
(Increase) decrease in receivables	(1,675)	2,754	(1,008)
Increase (decrease) in accounts payable and accrued expenses	168,667	33,926	(30,713)
Increase (decrease) in customer deposits	108,872	(6,360)	(11,787)
Other, net	(18,626)	8,236	(557)
Net cash provided by operating activities	925,269	866,535	723,126

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(435)	(702)	(284)
Distribution of capital from unconsolidated joint ventures	11,625	8,247	10,515
Purchase of property, plant and equipment	(16,119)	(22,699)	(19,665)
Proceeds from the sale of property, plant and equipment	996	1,870	1,257
Net cash used in investing activities	(3,933)	(13,284)	(8,177)

Cash flows from financing activities:
Purchase of treasury stock	(371,078)	(698,417)	(846,134)
Proceeds from the issuance of senior notes	923,905	—	—
Debt issuance costs	(5,062)	—	—
Principal payments on finance lease liabilities	(989)	(306)	—
Distributions to partner in consolidated variable interest entity	—	—	(234)
Proceeds from the exercise of stock options	180,866	274,028	174,110
Net cash provided by (used in) financing activities	727,642	(424,695)	(672,258)

Net increase in cash, restricted cash, and cash equivalents	1,648,978	428,556	42,691
Cash, restricted cash, and cash equivalents, beginning of the year	1,160,804	732,248	689,557

Cash, restricted cash, and cash equivalents, end of the year	$2,809,782	$1,160,804	$732,248

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$36,805	$24,453	$24,178
Income taxes paid during the year, net of refunds	$163,076	$153,915	$181,166

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
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments with maturities at acquisition of three months or less.
Restricted Cash
Homebuilding restricted cash was attributable to customer deposits for certain home sales.  Mortgage banking restricted cash includes amounts collected from customers for loans in process and closed mortgage loans held for sale.
At December 31, 2020 and 2019, $269 and $281, respectively, of cash related to a consolidated variable interest entity is included in homebuilding “Other assets” on the accompanying consolidated balance sheet.
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
Contract Land Deposits
We purchase finished lots under fixed price lot purchase agreements (“LPAs”) that require deposits that may be forfeited if we fail to perform under the contract. The deposits are in the form of cash or letters of credit in varying amounts and represent a percentage of the aggregate purchase price of the finished lots.
We maintain an allowance for losses on contract land deposits that reflects our judgment of the present loss exposure in the existing contract land deposit portfolio at the end of the reporting period. To analyze contract land deposit impairments, we conduct a loss contingency analysis each quarter. In addition to considering market and economic conditions, we assess contract land deposit impairments on a community-by-community basis pursuant to the purchase contract terms, analyzing quantitative and qualitative information including, as applicable, current sales absorption levels, recent sales’ profit margin, the dollar differential between the contractual purchase price and the current market price for lots, a developer’s performance, a developer’s financial ability or willingness to reduce lot prices to current market prices, if necessary, and the contract’s default status by either us or the developer along with an analysis of the expected outcome of any such default.
Our analysis is focused on whether we can sell houses at an acceptable margin and sales pace in a particular community in the current market with which we are faced. Because we do not own the finished lots on which we have placed a contract land deposit, if the above analysis leads to a determination that we cannot sell homes at an acceptable margin and sales pace at the current contractual lot price, we then determine whether we will elect to default under the contract, forfeit the deposit and terminate the contract, or whether we will attempt to restructure the LPA, which may require us to forfeit the deposit to obtain contract concessions from a developer. We also assess whether impairment is present due to collectibility issues resulting from a developer’s non-performance because of financial or other conditions.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

For the year ended December 31, 2020 we incurred a net pre-tax charge of approximately $25,600 related to the impairment of contract land deposits. For the year ended December 31, 2019, we incurred a net pre-tax recovery of approximately $700 of contract land deposits previously determined to be unrecoverable. For the year ended December 31, 2018, we incurred a net pre-tax charge of approximately $5,100 related to the impairment of contract land deposits.The contract land deposit assets on the accompanying consolidated balance sheets are shown net of the allowance for losses of $52,205 and $27,572 at December 31, 2020 and 2019, respectively.
Land Under Development
On a limited basis, we directly acquire raw parcels of land already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.
Land under development, including the land under development held by our unconsolidated joint ventures and the related joint venture investments, is reviewed for potential write-downs when impairment indicators are present. In addition to considering market and economic conditions, we assess land under development impairments on a community-by-community basis, analyzing, as applicable, current sales absorption levels, recent sales’ profit margin, and the dollar differential between the projected fully-developed cost of the lots and the current market price for lots. If indicators of impairment are present for a community, we perform an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are required to be recorded in an amount by which the carrying amount of the assets exceeds the fair value of such assets. Our determination of fair value is primarily based on discounting the estimated future cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. See Notes 4 and 5 for further discussion of joint venture investments and land under development, respectively.
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
Leases
We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement. Once determined that an arrangement is a lease, we then determine if the lease is an operating lease or a finance lease. Both operating and finance leases result in us recording a right-of-use ("ROU") asset and lease liability on our balance sheet. The ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term, discounted using our incremental borrowing rate at the commencement date of the lease. We estimate our incremental borrowing rate based on available published borrowing rates commensurate with our debt rating and the leases term, adjusted to infer collateralization. Specific lease terms may include options to extend or terminate the lease when we believe it is reasonably certain that we will exercise that option.
We recognize operating lease expense on a straight-line basis over the lease term. We have elected to use the portfolio approach for certain equipment leases which have similar lease terms and payment schedules. Additionally, for certain equipment we account for the lease and non-lease components as a single lease component. Our sublease income is de minimis. We have certain leases, primarily the leases of model homes, which have initial lease terms of twelve months or less ("Short-term leases"). As is allowed under GAAP, we have elected to exclude Short-term leases from the recognition requirements and they are not included in our recognized ROU assets and lease liabilities. Operating leases are reported in "Operating lease right-of-use assets" and "Operating lease liabilities" and finance leases are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying consolidated balance sheets. See Note 13 herein for further information.
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
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sale contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2020, there were contractual commitments to extend credit to borrowers aggregating $617,308, and open forward delivery sale contracts aggregating $916,588, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 15 herein for a description of the Company’s fair value accounting).
Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Weighted average number of shares outstanding used to calculate basic EPS	3,692	3,641	3,631
Dilutive securities:
Stock options and restricted share units	225	332	461
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,917	3,973	4,092

The assumed proceeds used in the treasury method for calculating our diluted earnings per share includes the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services not yet recognized.
The following stock options issued under equity incentive plans were outstanding during the years ended December 31, 2020, 2019 and 2018, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2020	2019	2018
Anti-dilutive securities	31	319	370

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

Revenues – Homebuilding Operations
We build single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis. Revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, consisting of deposits received from customers (“Handmoney”) on homes not settled, were $240,758 and $131,886 as of December 31, 2020 and 2019, respectively. Substantially all Handmoney is recognized in revenue within twelve months of being received from customers. Our contract assets, consisting of prepaid sales compensation, totaled approximately $22,500 and $14,600, as of December 31, 2020 and 2019, respectively. These amounts are included in homebuilding “Other assets” on the accompanying consolidated balance sheets.
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
Equity-Based Compensation
We recognize equity-based compensation expense within the income statement for all share-based payment arrangements, which includes non-qualified stock options to purchase shares of NVR common stock ("Options") and restricted share units ("RSUs"). Compensation expense is based on grant-date fair value and is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Options and RSUs which are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. We calculate the fair value of our Options, which are non-publicly traded, using the Black-Scholes option-pricing model. The grant date fair value of the RSUs is the closing price of our common stock on the day immediately preceding the date of grant. The reversal of compensation expense previously recognized for grants forfeited is recorded in the period in which the forfeiture occurs. Our equity-based compensation plans are accounted for as equity-classified awards (see Note 12 herein for further discussion of equity-based compensation plans).
Comprehensive Income
For the years ended December 31, 2020, 2019 and 2018, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

Recent Accounting Pronouncements
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

2.    Segment Information, Nature of Operations, and Certain Concentrations
Our homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. The Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-three metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee.  The NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. We derived approximately 24% and 10% of our 2020 homebuilding revenues from the Washington, D.C. and Baltimore, MD metropolitan areas, respectively.
Our mortgage banking segment is a regional mortgage banking operation. Substantially all of our loan closing activity is for our homebuilding customers. Our mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, and title fees. A substantial portion of our mortgage operations is conducted in the Washington, D.C. and Baltimore, MD metropolitan areas.
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
Assets not allocated to the operating segments are not included in either the operating segment's corporate capital allocation charge or the CODM's evaluation of the operating segment's performance. We record charges on contract land deposits when it is determined that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.
Mortgage banking profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs. Mortgage banking operations are not charged a corporate capital allocation charge.
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury and human resources are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

predominately maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense primarily consists of interest charges on our 3.95% Senior Notes due 2022 and 3.00% Senior Notes due 2030 (the “Senior Notes”), which are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

The following tables present certain segment financial data, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Homebuilding Mid Atlantic	$3,668,542	$3,901,573	$3,893,358
Homebuilding North East	538,772	514,804	580,726
Homebuilding Mid East	1,524,667	1,501,139	1,455,834
Homebuilding South East	1,596,908	1,303,328	1,074,386
Mortgage Banking	208,034	167,820	159,370
Consolidated revenues	$7,536,923	$7,388,664	$7,163,674

	Year Ended December 31,
	2020	2019	2018
Profit before taxes:
Homebuilding Mid Atlantic	$437,849	$478,537	$462,178
Homebuilding North East	50,677	51,728	69,789
Homebuilding Mid East	168,605	173,374	175,134
Homebuilding South East	205,029	155,144	118,296
Mortgage Banking	143,319	105,292	93,462
Total segment profit	1,005,479	964,075	918,859
Reconciling items:
Contract land deposit reserve adjustment (1)	(24,633)	1,644	783
Equity-based compensation expense (2)	(50,794)	(78,532)	(75,701)
Corporate capital allocation (4)	239,233	224,468	213,903
Unallocated corporate overhead	(114,921)	(105,125)	(89,973)
Consolidation adjustments and other (3)	63,025	43,486	15,829
Corporate interest expense	(39,356)	(24,221)	(23,968)
Reconciling items sub-total	72,554	61,720	40,873
Consolidated profit before taxes	$1,078,033	$1,025,795	$959,732

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of contract land deposit impairment charges in Note 3.
(2)The decrease in equity-based compensation expense in 2020 was primarily attributable to stock options issued in 2014 under the 2014 Equity Incentive Plan becoming fully vested in 2019. In addition, there were higher stock option forfeitures in 2020 compared to 2019.
(3)The increase in 2020 relates primarily to the significant increase in lumber prices during the second half of 2020. Our reportable segments' results include intercompany profits of our production facilities, which were negatively impacted by the increase in lumber costs. The increase in lumber costs related to homes not yet settled is eliminated through the consolidation adjustment. As these homes currently in inventory are settled in subsequent quarters, our consolidated homebuilding margins will be negatively impacted by the higher lumber costs.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

(4)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

	Year Ended December 31,
	2020	2019	2018
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$124,426	$123,130	$123,855
Homebuilding North East	22,850	19,755	17,893
Homebuilding Mid East	40,256	37,263	35,803
Homebuilding South East	51,701	44,320	36,352
Total corporate capital allocation charge	$239,233	$224,468	$213,903

	As of December 31,
	2020	2019
Assets:
Homebuilding Mid Atlantic	$1,140,910	$1,024,996
Homebuilding North East	202,591	166,860
Homebuilding Mid East	377,448	293,773
Homebuilding South East	494,295	400,979
Mortgage Banking	555,278	560,407
Total segment assets	2,770,522	2,447,015
Reconciling items:
Cash and cash equivalents	2,714,720	1,110,892
Deferred taxes	132,980	115,731
Intangible assets and goodwill	49,678	49,834
Operating lease right-of-use assets	53,110	63,825
Finance lease right-of-use assets	15,772	7,052
Contract land deposit reserve	(52,205)	(27,572)
Consolidation adjustments and other	92,564	43,038
Reconciling items sub-total	3,006,619	1,362,800
Consolidated assets	$5,777,141	$3,809,815

	Year Ended December 31,
	2020	2019	2018
Interest income:
Mortgage Banking	$8,930	$12,142	$11,593
Total segment interest income	8,930	12,142	11,593
Other unallocated interest income	8,549	20,635	8,588
Consolidated interest income	$17,479	$32,777	$20,181

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Interest expense:
Homebuilding Mid Atlantic	$124,486	$123,178	$123,908
Homebuilding North East	22,859	19,804	17,897
Homebuilding Mid East	40,261	37,266	35,804
Homebuilding South East	51,729	44,334	36,362
Mortgage Banking	1,414	1,045	1,045
Total segment interest expense	240,749	225,627	215,016
Corporate capital allocation (4)	(239,233)	(224,468)	(213,903)
Senior Notes and other interest	39,356	24,221	23,968
Consolidated interest expense	$40,872	$25,380	$25,081

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization:
Homebuilding Mid Atlantic	$6,806	$7,069	$7,753
Homebuilding North East	1,800	1,411	1,600
Homebuilding Mid East	4,969	4,348	3,481
Homebuilding South East	3,636	3,086	2,523
Mortgage Banking	1,534	1,581	1,489
Total segment depreciation and amortization	18,745	17,495	16,846
Unallocated corporate	3,247	3,323	3,322
Consolidated depreciation and amortization	$21,992	$20,818	$20,168

	Year Ended December 31,
	2020	2019	2018
Expenditures for property and equipment:
Homebuilding Mid Atlantic	$5,712	$9,218	$6,657
Homebuilding North East	1,083	2,000	1,074
Homebuilding Mid East	5,041	5,221	4,302
Homebuilding South East	3,818	3,944	2,732
Mortgage Banking	265	899	1,677
Total segment expenditures for property and equipment	15,919	21,282	16,442
Unallocated corporate	200	1,417	3,223
Consolidated expenditures for property and equipment	$16,119	$22,699	$19,665

3.    Variable Interest Entities
Lot Purchase Agreements
We generally do not engage in land development. Instead, we typically acquire finished building lots from various third party land developers under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the LPAs. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.
We believe this lot acquisition strategy reduces the financial risks associated with direct land ownership and land development. We may, at our option, choose for any reason and at any time not to perform under these LPAs by delivering notice of our intent not to acquire the finished lots under contract. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained within the LPAs. None of the creditors of any of the development entities with which we enter LPAs have recourse to our general credit. We generally do not have any specific

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

performance obligations to purchase a certain number or any of the lots, nor do we guarantee completion of the development by the developer or guarantee any of the developers’ financial or other liabilities.
We are not involved in the design or creation of the development entities from which we purchase lots under LPAs. The developer’s equity holders have the power to direct 100% of the operating activities of the development entity. We have no voting rights in any of the development entities. The sole purpose of the development entity’s activities is to generate positive cash flow returns for the equity holders. Further, we do not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the developer’s equity holders.
The deposit placed by us pursuant to the LPA is deemed to be a variable interest in the respective development entities. Those development entities are deemed to be variable interest entities (“VIE”). Therefore, the development entities with which we enter into LPAs, including the joint venture limited liability corporations, discussed below, are evaluated for possible consolidation by us. An enterprise must consolidate a VIE when that enterprise has a controlling financial interest in the VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.
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
The development entities with which we contract to buy finished lots typically select the respective projects, obtain the necessary zoning approvals, obtain the financing required with no support or guarantees from us, select who will purchase the finished lots and at what price, and manage the completion of the infrastructure improvements, all for the purpose of generating a cash flow return to the development entity’s equity holders and all independent of us. We possess no more than limited protective legal rights through the LPA in the specific finished lots that we are purchasing, and we possess no participative rights in the development entities. Accordingly, we do not have the power to direct the activities of a developer that most significantly impact the developer’s economic performance. For this reason, we concluded that we are not the primary beneficiary of the development entities with which we enter into LPAs, and therefore we do not consolidate any of these VIEs.
As of December 31, 2020, we controlled approximately 103,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $438,500 and $8,100, respectively. As noted above, our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. During 2020, we incurred net pre-tax charges of approximately $25,600 related to the impairment of deposits under LPAs ("lot deposits") due primarily to deteriorating market conditions in the first quarter of 2020 in certain of our markets related to the COVID-19 pandemic. Impairment charges, net of impairment reversals are recorded in cost of sales on the accompanying consolidated statements of income. Our contract land deposit asset is shown net of a $52,205 and $27,572 impairment reserve at December 31, 2020 and December 31, 2019, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 6,100 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $1,300 and $100, respectively, as of December 31, 2020, of which approximately $1,000 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Contract land deposits	$439,833	$441,423
Loss reserve on contract land deposits	(52,205)	(27,572)
Contract land deposits, net	387,628	413,851
Contingent obligations in the form of letters of credit	8,249	5,606
Total risk of loss	$395,877	$419,457

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

4.    Joint Ventures
On a limited basis, we obtain finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that we are a non-controlling member and at risk only for the amount we have invested, or committed to invest, in addition to any deposits placed under LPAs with the joint venture. We are not a borrower, guarantor or obligor on any debt of the JVs, as applicable. We enter into a standard LPA to purchase lots from these JVs, and as a result have a variable interest in these JVs.
At December 31, 2020, we had an aggregate investment totaling approximately $23,600 in four JVs that are expected to produce approximately 5,200 finished lots, of which approximately 2,200 lots were controlled by us and the remaining approximately 3,000 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $3,100 in one of the JVs at December 31, 2020. During the fourth quarter of 2020, one of the JVs sold a portion of its owned land. As a result of the sale, we received a distribution from the JV of approximately $13,100 and recognized a net gain on the sale of approximately $5,000.
We determined that we are not the primary beneficiary in three of the JVs because we and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $23,600 and $26,700 at December 31, 2020 and December 31, 2019, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, we concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2019, all activities under the consolidated JV had been completed. As of December 31, 2020, we had no remaining investment in the JV and the JV had remaining balances of $269 in cash and $244 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying consolidated balance sheets.
At December 31, 2019, we had an aggregate investment totaling approximately $26,700 in five JVs that were expected to produce approximately 6,300 finished lots, of which approximately 2,950 lots were controlled by us and the remaining approximately 3,350 lots were either under contract with unrelated parties or not currently under contract. In addition, at December 31, 2019, we had additional funding commitments in the aggregate totaling $4,300 to two of the JVs.

5.    Land Under Development
As of December 31, 2020, we directly owned three separate raw parcels of land with a carrying value of $62,790 that we intend to develop into approximately 500 finished lots primarily for use in our homebuilding operations. We also have additional funding commitments of approximately $5,100 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,600. None of the raw parcels had any indicators of impairment as of December 31, 2020.
As of December 31, 2019, we directly owned five separate raw parcels of land with a carrying value of $69,196, which were expected to produce approximately 650 finished lots.

6.    Capitalized Interest
We capitalize interest costs to land under development during the active development of finished lots. In addition, we capitalize interest costs to our joint venture investments while the investments are considered qualified assets pursuant to ASC 835-20, Interest. Capitalized interest is transferred to inventory as the development of finished lots is completed, then charged to cost of sales upon our settlement of homes and the respective lots. Interest incurred in excess of the interest capitalizable based on the level of qualified assets is expensed in the period incurred.
Our interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2020, 2019 and 2018 was as follows:

	December 31,
	2020	2019	2018
Interest capitalized, beginning of year	$3,499	$4,154	$5,583
Interest incurred	41,327	26,463	26,277
Interest charged to interest expense	(40,872)	(25,380)	(25,081)
Interest charged to cost of sales	(2,929)	(1,738)	(2,625)
Interest capitalized, end of year	$1,025	$3,499	$4,154

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

7.    Related Party Transactions
During the year ended December 31, 2020, we entered into LPAs to purchase finished building lots for a total purchase price of approximately $138,100 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of our directors, William Moran. The independent members of our Board of Directors approved these transactions. During 2020, 2019 and 2018, we purchased developed lots at market prices from Elm Street for approximately $60,200, $44,600 and $36,100, respectively.
We also continue to control a parcel of raw land expected to yield approximately 1,900 finished lots through a JV entered into with Elm Street during 2009. We did not make any investments in the JV in 2020, 2019 or 2018.

8.    Property, Plant and Equipment (“PP&E”)

	December 31,
	2020	2019
Homebuilding:
Office facilities and other	$39,647	$39,218
Model home furniture and fixtures	32,686	31,352
Production facilities	77,420	71,295
Finance lease right-of-use assets	15,772	7,051
Gross Homebuilding PP&E	165,525	148,916
Less: accumulated depreciation	(107,739)	(96,656)
Net Homebuilding PP&E	$57,786	$52,260

Mortgage Banking:
Office facilities and other	$14,716	$14,617
Less: accumulated depreciation	(10,172)	(8,789)
Net Mortgage Banking PP&E	$4,544	$5,828

9.    Debt
As of December 31, 2020, we had the following debt instruments outstanding:
3.95% Senior Notes due 2022 ("2022 Senior Notes")
On September 10, 2012, we issued $600,000 of the 2022 Senior Notes. The 2022 Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying consolidated balance sheets. The offering of the 2022 Senior Notes resulted in aggregate net proceeds of approximately $593,900, after deducting underwriting discounts and other offering expenses. The 2022 Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. As of December 31, 2020 and 2019, the unamortized discount was $207 and $322, respectively, and unamortized debt issuance costs were $868 and $1,377, respectively.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

3.00% Senior Notes due 2030 ("2030 Senior Notes")
On May 4, 2020, we issued $600,000 of the 2030 Senior Notes. The 2030 Senior Notes were issued at a discount to yield 3.02% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Senior Notes resulted in aggregate net proceeds of approximately $595,200, after deducting underwriting discount and offering expenses. The 2030 Senior Notes mature on May 15, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. As of December 31, 2020 the amortized discount was $1,075 and unamortized debt issuance costs were $3,387 as of December 31, 2020.
On September 9 and September 17, 2020, we issued an additional $250,000 and $50,000, respectively, of the 2030 Senior Notes (the "2030 Additional Notes" and together with the 2030 Senior Notes and the 2022 Senior Notes, the "Senior Notes"). The 2030 Additional Notes were issued at a premium to yield 2.00% and have been reflected net of the unamortized premium and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Additional Notes resulted in aggregate net proceeds of approximately $323,600, including the underwriting premium, less offering expenses. As of December 31, 2020, the 2030 Additional Notes unamortized premium was $24,324 and unamortized debt issuance costs were $1,392.
The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes has, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at December 31, 2020.
Credit Agreement
On July 15, 2016, we entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner, and the other lenders party thereto, which provides for aggregate revolving loan commitments of $200,000 (the “Facility”). Proceeds of the borrowings under the Facility will be used for working capital and general corporate purposes. Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $12,800 was outstanding at December 31, 2020, and a $25,000 sublimit for a swing line commitment. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.
The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type. Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth; (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Credit Agreement termination date is July 15, 2021. We were in compliance with all covenants under the Credit Agreement at December 31, 2020.  There was no debt outstanding under the Facility at December 31, 2020.
On February 12, 2021, we entered into The Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, BOFA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, and other lenders party thereto (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates the Credit Agreement, discussed above, which was scheduled to expire on July 15, 2021. The Amended Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "New Facility") and terminates on February 12, 2026. Under the Amended Credit Agreement, we may request increases of up to $300,000 to the New Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Amended Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit. All other terms of the Amended Credit Agreement, including interest on borrowings and affirmative and negative covenants, are materially consistent with the Credit Agreement it replaces. The Amended Credit Agreement is filed as Exhibit 10.48 in this Form 10-K. The above summary of the material terms of the Amended Credit Agreement is qualified in its entirety by reference to Exhibit 10.48.
Repurchase Agreement
In July 2020, NVRM entered into the Twelfth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and ten earlier

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

amendments, the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub limits.
Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 1.75%. The Pricing Rate at December 31, 2020 was 1.94%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. Amounts outstanding under the Repurchase Agreement are collateralized by our mortgage loans held for sale. At December 31, 2020, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. As of both December 31, 2020 and 2019, there was no debt outstanding under the Repurchase Agreement. The Repurchase Agreement expires on July 15, 2021.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. NVRM was in compliance with all covenants under the Repurchase Agreement at December 31, 2020.

10.    Common Stock
There were approximately 3,696 and 3,633 common shares outstanding at December 31, 2020 and 2019, respectively. We made the following share repurchases during the years indicated:

	Year Ended December 31,
	2020	2019	2018
Aggregate purchase price	$371,078	$698,417	$846,134
Number of shares repurchased	96	221	301

We issue shares from the treasury account for all equity plan activity. We issued 159, 276 and 188 such shares during 2020, 2019 and 2018, respectively.

11.    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$151,532	$115,610	$126,358
State	42,769	34,586	37,038
Deferred:
Federal	(13,289)	(2,195)	138
State	(4,227)	(745)	(999)
Income tax expense	$176,785	$147,256	$162,535

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

Deferred income taxes on our consolidated balance sheets were comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$67,520	$52,726
Deferred compensation	4,608	4,635
Equity-based compensation expense	41,839	42,043
Inventory	13,118	10,530
Unrecognized tax benefit	11,705	12,355
Other	8,639	8,289
Total deferred tax assets	147,429	130,578
Less: Deferred tax liabilities	7,184	7,902
Net deferred tax asset	$140,245	$122,676
Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.
Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $768,700 for the year ended December 31, 2020, and was $640,243 for the year ended December 31, 2019.
A reconciliation of income taxes computed at the federal statutory rate (21%) to income tax expense is as follows:

	Year Ended December 31,
	2020	2019	2018
Income taxes computed at the federal statutory rate	$226,387	$215,417	$201,544
State income taxes, net of federal income tax benefit (1)	47,469	45,770	42,944
Excess tax benefits from equity-based compensation	(92,234)	(101,466)	(77,478)
Remeasurement of net deferred tax assets due to enactment of Tax Cut and Jobs Act	—	—	(497)
Other, net (2)	(4,837)	(12,465)	(3,978)
Income tax expense	$176,785	$147,256	$162,535
(1)Excludes state excess tax benefits from equity-based compensation included in the line below.
(2)    Primarily attributable to tax benefits from certain energy credits for the years ended December 31, 2020 and 2019.
Our effective tax rate in 2020, 2019 and 2018 was 16.40%, 14.36% and 16.94%, respectively.
We file a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where we maintain operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2017.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$39,356	$43,418
Additions based on tax positions related to the current year	3,155	2,941
Reductions for tax positions of prior years	(5,694)	(7,003)
Settlements	—	—
Balance at end of year	$36,817	$39,356

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $29,085 as of December 31, 2020.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

We recognize interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2020, 2019, and 2018, we recognized a net decrease in accrued interest on unrecognized tax benefits in the amount of $420, $1,467 and $1,384, respectively. As of December 31, 2020 and 2019, we had a total of $15,304 and $15,724, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets.
We believe that within the next 12 months, it is reasonably possible that the unrecognized tax benefits as of December 31, 2020 will be reduced by approximately $7,700 due to statute expiration and effectively settled positions in various state jurisdictions.

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
The following table provides a summary of each of our equity-based compensation plans with grants outstanding at December 31, 2020. Each of the following plans was approved by our shareholders:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
2010 Equity Incentive Plan (1)	700	88	—
2014 Equity Incentive Plan (2)	950	404	126
2018 Equity Incentive Plan (3)	275	120	155

(1)The 2010 Equity Incentive Plan (the “2010 Plan”) authorizes us to issue Options and RSUs. There were 74 Options and 14 RSUs outstanding as of December 31, 2020. Shares can no longer be granted from this plan.

(2)The 2014 Equity Incentive Plan (the “2014 Plan”) authorizes us to issue Options only.

(3)The 2018 Equity Incentive Plan (the "2018 Plan") authorizes us to issue Options and RSUs. Of the 275 aggregate shares authorized to issue, all may be granted in the form of Options and up to 40 may be granted in the form of RSUs. There were 116 Options and 4 RSUs outstanding as of December 31, 2020. Of the 155 shares available to issue, 36 may be granted in the form of RSUs.
During 2020, we issued 43 Options and 4 RSUs under the following equity-based compensation plans:

	2010 Plan	2014 Plan	2018 Plan
Options Granted
Options (4)	4	17	1
Performance-based Options (5)	4	17	—
Total Options Granted	8	34	1

RSUs Granted
RSUs (6)	—	—	2
Performance-based RSUs (7)	—	—	2
Total RSUs Granted	—	—	4

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

(4) Options granted vest over four years in 25% increments beginning on either December 31, 2022 or December 31, 2023, based on the date of grant. Vesting for the Options is contingent solely upon continued employment or continued service as a Director.
(5)     Options granted vest over four years in 25% increments beginning on either December 31, 2022 or December 31, 2023, based on the date of grant. Vesting for the performance-based Options is contingent upon both continued employment or continued service as a Director and our return on capital performance during the three year periods beginning 2020 or 2021, based on the grant's vesting period.
(6) RSUs granted predominately vest over three years in 33% increments beginning on December 31, 2025. Vesting for the RSUs is contingent solely upon continued employment.
(7) RSUs granted predominately vest over three years in 33% increments beginning on December 31, 2025. Vesting for the RSUs is contingent upon continued employment and our return on capital performance during the three year period beginning 2020.

The following table provides additional information relative to our equity-based compensation plans for the year ended December 31, 2020:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2019	749	$2,030.42
Granted	43	3,126.53
Exercised	(159)	1,136.44
Forfeited	(40)	2,830.82
Outstanding at December 31, 2020	593	$2,295.11	6.1	$1,059,114
Exercisable at December 31, 2020	303	$1,696.32	4.6	$722,610

RSUs
Outstanding at December 31, 2019	15
Granted	4
Vested	—
Forfeited	(1)
Outstanding at December 31, 2020	18			$71,797
Vested, but not issued at December 31, 2020	—			$—

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

The fair value of the Options granted during 2020, 2019 and 2018 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2020	2019	2018
Estimated option life (years)	5.36	5.55	5.06
Risk free interest rate (range)	0.22%-1.94%	1.51%-2.73%	2.19%-3.13%
Expected volatility (range)	18.78%-32.48%	19.17%-22.01%	16.57%-20.05%
Expected dividend rate	—%	—%	—%
Weighted average grant-date fair value per share of options granted	$737.19	$661.01	$687.81
The weighted average grant date fair value per share of $2,584.37 for the RSUs was the closing price of our common stock on the day immediately preceding the date of grant.
Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the Options and RSUs which are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation cost is recognized when it becomes probable that the stated performance target will be achieved. We currently believe that it is probable that the stated performance condition will be satisfied at the target level for all of our Options and RSUs granted. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees.
We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. In 2020, 2019 and 2018, we recognized $50,794, $78,532, and $75,701 in equity-based compensation costs, respectively, and approximately $10,500, $16,800, and $17,200 in tax benefit related to equity-based compensation costs, respectively.
As of December 31, 2020, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $169,500. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2027. The weighted-average period over which the unrecognized compensation cost will be recorded is equal to approximately 2.2 years.
We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2020, 2019 and 2018, we issued 159, 276 and 188 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2020	2019	2018
Aggregate exercise proceeds	$180,866	$274,028	$174,110
Aggregate intrinsic value on exercise dates	$432,772	$593,162	$355,318
Profit Sharing Plans
We have a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by our Directors. The combined plan contribution for the years ended December 31, 2020, 2019 and 2018 was approximately $22,500, $20,300 and $19,500, respectively. We purchased approximately 5 shares of our common stock in the open market for each of the 2020 and 2019 plan year contributions to the ESOP. As of December 31, 2020, all shares held by the ESOP had been allocated to participants’ accounts. The 2020 plan year contribution was funded and fully allocated to participants in February 2021.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

The rabbi trust account held 107 shares of NVR common stock as of both December 31, 2020 and 2019. Shares held by the Deferred Comp Plans are treated as outstanding shares in our earnings per share calculation for each of the years ended December 31, 2020, 2019 and 2018.

13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have entered into finance leases for one of our production facilities and certain plant equipment. Our leases have remaining lease terms of up to 19.7 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the lease. See Note 1 herein for additional information regarding leases.

The components of lease expense were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease expense
Operating lease expense	$31,704	$30,991
Finance lease expense:
Amortization of ROU assets	1,313	382
Interest on lease liabilities	281	76
Short-term lease expense	24,361	26,843
Total lease expense	$57,659	$58,292

For the year ended December 31, 2018, total rent expense incurred under operating leases was approximately $52,900.
Other information related to leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,953	$25,272
Operating cash flows from finance leases	$281	$76
Financing cash flows from finance leases	$989	$306

ROU assets obtained in exchange for lease obligations:
Operating leases	$10,159	$17,078
Finance leases	$10,034	$7,434

Weighted-average remaining lease term (in years):
Operating leases	4.7	5.1
Finance leases	12.5	6.7

Weighted-average discount rate:
Operating leases	3.4%	3.6%
Finance leases	2.8%	2.8%

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

We are committed under multiple non-cancelable operating leases involving office space, model homes, production facilities, automobiles and equipment. Future lease payments under these operating leases as of December 31, 2020 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021	$30,111	$1,744
2022	19,500	1,749
2023	14,918	1,754
2024	8,825	1,759
2025	4,970	1,764
Thereafter	6,641	10,742
Total lease payments	84,965	19,512
Less:
Imputed interest	5,544	3,339
Short-term lease payments	6,765	—
Total lease liability	$72,656	$16,173

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
Contract Land Deposits
We generally do not engage in land development. Instead, we typically acquire finished building lots from various third party land developers under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. At December 31, 2020, assuming that contractual development milestones are met and we exercise our option,we expect to place additional forfeitable deposits with land developers under existing LPAs of approximately $215,000. Additionally, as of December 31, 2020, we had funding commitments totaling approximately $5,100 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $2,600.
Bonds and Letters of Credit
During the ordinary course of operating the homebuilding and mortgage banking businesses, we are required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $40,600 of contingent obligations under such agreements, including approximately $12,800 for letters of credit issued under the Credit Agreement as of December 31, 2020. We believe we will fulfill our obligations under the related contracts and does not anticipate any material losses under these bonds or letters of credit.
Warranty Reserve
The following table reflects the changes in our warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2020	2019	2018
Warranty reserve, beginning of year	$108,053	$103,700	$94,513
Provision	75,288	69,065	62,553
Payments	(63,703)	(64,712)	(53,366)
Warranty reserve, end of year	$119,638	$108,053	$103,700

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
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of December 31, 2020 and December 31, 2019. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.

	December 31, 2020	December 31, 2019
Estimated Fair Values:
3.95% Senior Notes due 2022	$630,000	$626,520
3.00% Senior Notes due 2030	982,620	—
Total	$1,612,620	$626,520
Carrying Values:
3.95% Senior Notes due 2022	$598,925	$598,301
3.00% Senior Notes due 2030	918,470	—
Total	$1,517,395	$598,301

Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consists primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2020, there were contractual commitments to extend credit to borrowers aggregating $617,308 and open forward delivery contracts aggregating $916,588, which hedge both the rate lock loan commitments and closed loans held for sale.
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
The fair value of NVRM’s forward sales contracts to investors solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of December 31, 2020, the fair value of loans held for sale of $449,760 included on the accompanying consolidated balance sheet were increased by $10,042 from the aggregate principal balance of $439,718. As of December 31, 2019, the fair value of loans held for sale of $492,125 were increased by $7,019 from the aggregate principal balance of $485,106.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	As of December 31,
	2020	2019
Rate lock commitments:
Gross assets	$10,844	$8,132
Gross liabilities	87	497
Net rate lock commitments	$10,757	$7,635
Forward sales contracts:
Gross assets	$1	$377
Gross liabilities	5,217	920
Net forward sales contracts	$(5,216)	$(543)

As of December 31, 2020 and 2019, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying consolidated balance sheets.
The fair value measurement as of December 31, 2020 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$617,308	$3,227	$3,263	$4,267	$—	$10,757
Forward sales contracts	$916,588	—	—	—	(5,216)	(5,216)
Mortgages held for sale	$439,718	3,359	2,817	3,866	—	10,042
Total fair value measurement		$6,586	$6,080	$8,133	$(5,216)	$15,583

The total fair value measurement as of December 31, 2019 was $14,111. NVRM recorded a fair value adjustment to income of $1,472 for the year ended December 31, 2020, a fair value adjustment to expense of $198 for the year ended December 31, 2019, and a fair value adjustment to income of $8,485 for the year ended December 31, 2018.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

16.    Mortgage Repurchase Reserve
During the years ended December 31, 2020, 2019 and 2018, we recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $3,200, $4,200 and $3,200, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage repurchase reserve equal to approximately $20,500 and $18,500 at December 31, 2020 and 2019, respectively.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars and shares in thousands, except per share data)

17.    Quarterly Results (unaudited)
The following table sets forth unaudited selected financial data and operating information on a quarterly basis for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Homebuilding data:
Revenues	$2,263,673	$1,920,751	$1,588,758	$1,555,707
Gross profit	$441,552	$384,707	$304,265	$260,964
Mortgage Banking data:
Mortgage banking fees	$80,342	$69,261	$31,610	$26,821
Loans closed	$1,659,219	$1,382,060	$1,144,428	$1,132,104
Consolidated data:
Net income	$305,004	$256,466	$164,075	$175,703
Diluted earnings per share	$76.93	$65.11	$42.50	$44.96
Operating data:
New orders (units)	5,485	6,681	5,901	5,015
Settlements (units)	6,060	5,180	4,296	4,230
Backlog (units)	11,549	12,124	10,623	9,018

	Year Ended December 31, 2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Homebuilding data:
Revenues	$1,946,859	$1,873,331	$1,757,448	$1,643,206
Gross profit	$379,467	$355,055	$332,060	$304,400
Mortgage Banking data:
Mortgage banking fees	$43,336	$37,933	$42,746	$43,805
Loans closed	$1,418,742	$1,373,946	$1,231,039	$1,140,999
Consolidated data:
Net income	$256,137	$223,787	$210,209	$188,406
Diluted earnings per share	$64.41	$56.11	$53.09	$47.64
Operating data:
New orders (units)	4,392	4,766	5,239	5,139
Settlements (units)	5,331	5,124	4,720	4,493
Backlog (units)	8,233	9,172	9,530	9,011