Form 10-Q
period 2021-03-31
NVR INC
filed 2021-05-04
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021 there were 3,636,606 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Homebuilding:
Cash and cash equivalents	$2,753,123	$2,714,720
Restricted cash	36,193	28,912
Receivables	22,059	18,299
Inventory:
Lots and housing units, covered under sales agreements with customers	1,623,941	1,484,936
Unsold lots and housing units	116,141	123,197
Land under development	63,153	62,790
Building materials and other	26,557	38,159
	1,829,792	1,709,082

Contract land deposits, net	396,903	387,628
Property, plant and equipment, net	55,720	57,786
Operating lease right-of-use assets	50,770	53,110
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	219,479	203,399
	5,405,619	5,214,516
Mortgage Banking:
Cash and cash equivalents	21,061	63,547
Restricted cash	3,867	2,334
Mortgage loans held for sale, net	334,782	449,760
Property and equipment, net	4,460	4,544
Operating lease right-of-use assets	12,087	12,439
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	31,585	22,654
	415,189	562,625
Total assets	$5,820,808	$5,777,141

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$360,881	$339,867
Accrued expenses and other liabilities	458,849	440,671
Customer deposits	314,453	240,758
Operating lease liabilities	56,697	59,357
Senior notes	1,517,114	1,517,395
	2,707,994	2,598,048
Mortgage Banking:
Accounts payable and other liabilities	53,335	62,720
Operating lease liabilities	12,972	13,299
	66,307	76,019
Total liabilities	2,774,301	2,674,067

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2021 and December 31, 2020	206	206
Additional paid-in capital	2,272,006	2,214,426
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of March 31, 2021 and December 31, 2020	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	9,059,882	8,811,120
Less treasury stock at cost – 16,915,721 and 16,859,753 shares as of March 31, 2021 and December 31, 2020, respectively	(8,285,587)	(7,922,678)
Total shareholders' equity	3,046,507	3,103,074
Total liabilities and shareholders' equity	$5,820,808	$5,777,141

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Homebuilding:
Revenues	$1,963,711	$1,555,707
Other income	1,586	5,336
Cost of sales	(1,577,453)	(1,294,743)
Selling, general and administrative	(121,419)	(110,167)
Operating income	266,425	156,133
Interest expense	(13,006)	(6,214)
Homebuilding income	253,419	149,919

Mortgage Banking:
Mortgage banking fees	77,735	26,821
Interest income	2,032	2,469
Other income	867	649
General and administrative	(21,656)	(18,211)
Interest expense	(391)	(272)
Mortgage banking income	58,587	11,456

Income before taxes	312,006	161,375
Income tax benefit (expense)	(63,244)	14,328

Net income	$248,762	$175,703

Basic earnings per share	$67.72	$47.97

Diluted earnings per share	$63.21	$44.96

Basic weighted average shares outstanding	3,673	3,663

Diluted weighted average shares outstanding	3,935	3,908

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$248,762	$175,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,203	5,622
Equity-based compensation expense	14,471	7,492
Contract land deposit and other (recoveries) impairments, net	(6,183)	36,336
Gain on sale of loans, net	(67,550)	(18,400)
Mortgage loans closed	(1,413,988)	(1,133,283)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,583,701	1,228,025
Net change in assets and liabilities:
Increase in inventory	(120,710)	(168,352)
(Increase) decrease in contract land deposits	(3,092)	8,259
Increase in receivables	(4,243)	(33,190)
Increase (decrease) in accounts payable and accrued expenses	33,618	(39,438)
Increase in customer deposits	73,695	15,275
Other, net	(15,426)	(15,608)
Net cash provided by operating activities	328,258	68,441

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(659)	—
Purchase of property, plant and equipment	(3,104)	(3,510)
Proceeds from the sale of property, plant and equipment	369	252
Net cash used in investing activities	(3,394)	(3,258)

Cash flows from financing activities:
Purchase of treasury stock	(377,425)	(216,582)
Principal payments on finance lease liabilities	(329)	(200)
Proceeds from the exercise of stock options	57,625	109,062
Net cash used in financing activities	(320,129)	(107,720)

Net increase (decrease) in cash, restricted cash, and cash equivalents	4,735	(42,537)
Cash, restricted cash, and cash equivalents, beginning of the period	2,809,782	1,160,804

Cash, restricted cash, and cash equivalents, end of the period	$2,814,517	$1,118,267

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,614	$12,174
Income taxes paid during the period, net of refunds	$2,635	$2,438

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three months ended March 31, 2021 and 2020, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of March 31, 2021 and December 31, 2020 was $273 and $269, respectively, and as of March 31, 2020 and December 31, 2019 was $274 and $281, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $314,453 and $240,758 as of March 31, 2021 and December 31, 2020, respectively. We expect that substantially all of the customer deposits held at December 31, 2020 will be recognized in revenue in 2021. Our prepaid sales compensation totaled approximately $25,600 and $22,500, as of March 31, 2021 and December 31, 2020, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
2.    Variable Interest Entities ("VIEs")
Fixed Price Finished Lot Purchase Agreements (“LPAs”)
We generally do not engage in the land development business.  Instead, we typically acquire finished building lots at market prices from various development entities under LPAs.  The LPAs require deposits that may be forfeited if we fail to perform under the LPAs.  The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The deposit placed by us pursuant to the LPA is deemed to be a variable interest in the respective development entities.  Those development entities are deemed to be VIEs.  Therefore, the development entities with which we enter into LPAs, including the joint venture limited liability corporations discussed below, are evaluated for possible consolidation by us.  We have concluded that we are not the primary beneficiary of the development entities with which we enter into LPAs, and therefore, we do not consolidate any of these VIEs.
As of March 31, 2021, we controlled approximately 106,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $436,000 and $7,300, respectively.  Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs. For the three month period ended March 31, 2021, we recorded a net reversal of approximately $6,200 related to previously impaired lot deposits as market conditions have improved. For the three months ended March 31, 2020, we recorded pre-tax charges of approximately $36,400 related to impairments of lot deposits due to deteriorating market conditions in certain of our markets related to the onset of the COVID-19 pandemic. Our contract land deposit is shown net of a $46,008 and $52,205 impairment reserve at March 31, 2021 and December 31, 2020, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 9,000 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $7,000 and $100, respectively, as of March 31, 2021, of which approximately $2,000 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of March 31, 2021 and December 31, 2020, our total risk of loss was as follows:

	March 31, 2021	December 31, 2020
Contract land deposits	$442,911	$439,833
Loss reserve on contract land deposits	(46,008)	(52,205)
Contract land deposits, net	396,903	387,628
Contingent obligations in the form of letters of credit	7,414	8,249
Total risk of loss	$404,317	$395,877

3.    Joint Ventures
On a limited basis, we obtain finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that we are a non-controlling member and are at risk only for the amount we have invested, or have committed to invest, in addition to any deposits placed under LPAs with the joint venture. We are not a borrower, guarantor or obligor on any debt of the JVs, as applicable. We enter into LPAs to purchase lots from these JVs, and as a result have a variable interest in these JVs.
At March 31, 2021, we had an aggregate investment totaling approximately $25,900 in four JVs that are expected to produce approximately 5,050 finished lots, of which approximately 2,100 lots were controlled by us and the remaining approximately 2,950 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $3,100 to one of the JVs at March 31, 2021. We have determined that we are not the primary beneficiary of three of the JVs because we either share power with the other JV partner or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $25,900 and $23,600 at March 31, 2021 and December 31, 2020, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
balance sheets. None of the unconsolidated JVs had any indicators of impairment as of March 31, 2021. For the remaining JV, we have concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2019, all activities under the consolidated JV had been completed. As of March 31, 2021, we had no investment remaining in the JV and the JV had remaining balances of $273 in cash and $252 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
As of March 31, 2021, we directly owned a total of three separate raw land parcels with a carrying value of $63,153 that are expected to produce approximately 500 finished lots. In April 2021, we sold one of the land parcels to a developer for approximately $45,750, which approximated our carrying value of the property as of the sale date. In conjunction with the sale, we entered into an LPA with the developer for the option to purchase the finished lots expected to be developed from the parcel. We have additional funding commitments of approximately $5,100 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,800. None of the raw parcels had any indicators of impairment as of March 31, 2021.
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
The following table reflects the changes in our capitalized interest during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Interest capitalized, beginning of period	$1,025	$3,499
Interest incurred	13,422	6,635
Interest charged to interest expense	(13,397)	(6,486)
Interest charged to cost of sales	(221)	(614)
Interest capitalized, end of period	$829	$3,034

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Weighted average number of shares outstanding used to calculate basic EPS	3,673	3,663
Dilutive securities:
Stock options and restricted share units	262	245
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,935	3,908
The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three months ended March 31, 2021 and 2020, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Anti-dilutive securities	23	26

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended March 31, 2021 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2020	$206	$2,214,426	$8,811,120	$(7,922,678)	$(16,710)	$16,710	$3,103,074

Net income	—	—	248,762	—	—	—	248,762
Purchase of common stock for treasury	—	—	—	(377,425)	—	—	(377,425)
Equity-based compensation	—	14,471	—	—	—	—	14,471
Proceeds from Options exercised	—	57,625	—	—	—	—	57,625
Treasury stock issued upon option exercise and restricted share vesting	—	(14,516)	—	14,516	—	—	—
Balance, March 31, 2021	$206	$2,272,006	$9,059,882	$(8,285,587)	$(16,710)	$16,710	$3,046,507

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

We repurchased approximately 87 and 58 shares of our common stock during the three months ended March 31, 2021 and 2020, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 31 and 99 shares were issued from the treasury account during the three months ended March 31, 2021 and 2020, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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
The following table reflects the changes in our Warranty Reserve during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Warranty reserve, beginning of period	$119,638	$108,053
Provision	22,329	12,421
Payments	(17,131)	(13,442)
Warranty reserve, end of period	$124,836	$107,032

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
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense.  Our overhead functions such as accounting, treasury and human resources are centrally performed and these costs are not allocated to our operating segments.  Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments.  External corporate interest expense primarily consists of interest charges on our 3.95% Senior Notes due 2022 and 3.00% Senior Notes due 2030 (the “Senior Notes”), which are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2021	2020
Revenues:
Homebuilding Mid Atlantic	$936,141	$774,058
Homebuilding North East	162,193	106,136
Homebuilding Mid East	424,952	320,695
Homebuilding South East	440,425	354,818
Mortgage Banking	77,735	26,821
Total consolidated revenues	$2,041,446	$1,582,528

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Income before taxes:
Homebuilding Mid Atlantic	$129,067	$81,673
Homebuilding North East	15,227	10,151
Homebuilding Mid East	48,941	31,164
Homebuilding South East	56,665	47,144
Mortgage Banking	59,562	11,879
Total segment profit before taxes	309,462	182,011
Reconciling items:
Contract land deposit recoveries/(impairments) (1)	6,196	(35,615)
Equity-based compensation expense (2)	(14,471)	(7,492)
Corporate capital allocation (3)	61,551	56,650
Unallocated corporate overhead	(39,717)	(37,639)
Consolidation adjustments and other	1,967	9,654
Corporate interest expense	(12,982)	(6,194)
Reconciling items sub-total	2,544	(20,636)
Consolidated income before taxes	$312,006	$161,375

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The increase in equity-based compensation expense for the three-month period ended March 31, 2021 was primarily attributable to the reversal of approximately $7,200 in equity based compensation during the first quarter of 2020 related to stock option forfeitures.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$30,596	$29,755
Homebuilding North East	6,038	5,558
Homebuilding Mid East	10,624	9,363
Homebuilding South East	14,293	11,974
Total	$61,551	$56,650

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets:
Homebuilding Mid Atlantic	$1,171,850	$1,140,910
Homebuilding North East	228,644	202,591
Homebuilding Mid East	403,637	377,448
Homebuilding South East	521,124	494,295
Mortgage Banking	407,842	555,278
Total segment assets	2,733,097	2,770,522
Reconciling items:
Cash and cash equivalents	2,753,123	2,714,720
Deferred taxes	134,930	132,980
Intangible assets and goodwill	49,640	49,678
Operating lease right-of-use assets	50,770	53,110
Finance lease right-of-use assets	15,419	15,772
Contract land deposit reserve	(46,008)	(52,205)
Consolidation adjustments and other	129,837	92,564
Reconciling items sub-total	3,087,711	3,006,619
Consolidated assets	$5,820,808	$5,777,141

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of March 31, 2021 and December 31, 2020. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.

	March 31, 2021	December 31, 2020
Estimated Fair Values:
3.95% Senior Notes due 2022	$620,400	$630,000
3.00% Senior Notes due 2030	922,500	982,620
Total	$1,542,900	$1,612,620
Carrying Values:
3.95% Senior Notes due 2022	$599,082	$598,925
3.00% Senior Notes due 2030	918,032	918,470
Total	$1,517,114	$1,517,395

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At March 31, 2021, there were rate lock commitments to extend credit to borrowers aggregating $1,239,365 and open forward delivery contracts aggregating $1,392,437, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  As of March 31, 2021, the fair value of loans held for sale of $334,782 included on the accompanying condensed consolidated balance sheet has been decreased by $2,226 from the aggregate principal balance of $337,008. As of December 31, 2020, the fair value of loans held for sale of $449,760 were increased by $10,042 from the aggregate principal balance of $439,718.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2021	December 31, 2020
Rate lock commitments:
Gross assets	$15,877	$10,844
Gross liabilities	7,983	87
Net rate lock commitments	$7,894	$10,757
Forward sales contracts:
Gross assets	$10,749	$1
Gross liabilities	286	5,217
Net forward sales contracts	$10,463	$(5,216)
As of March 31, 2021, both the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying condensed consolidated balance sheets. As of December 31, 2020, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".
The fair value measurement adjustment as of March 31, 2021 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$1,239,365	$6,787	$(7,645)	$8,752	$—	$7,894
Forward sales contracts	$1,392,437	—	—	—	10,463	10,463
Mortgages held for sale	$337,008	1,925	(7,262)	3,111	—	(2,226)
Total fair value measurement		$8,712	$(14,907)	$11,863	$10,463	$16,131

The total fair value measurement adjustment as of December 31, 2020 was $15,583. NVRM recorded a fair value adjustment to income of $548 for the three months ended March 31, 2021. NVRM recorded a fair value adjustment to expense of $10,721 for the three months ended March 31, 2020. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of March 31, 2021, we had the following debt instruments outstanding:
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
3.00% Senior Notes due 2030 ("2030 Senior Notes")
The 2030 Senior Notes have an aggregate principal balance of $900,000 and mature on May 15, 2030. The 2030 Senior Notes bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. The 2030 Senior Notes were issued in three separate issuances, $600,000 issued at a discount to yield 3.02%, and the two additional issuances totaling $300,000 issued at a premium to yield 2.00%. The 2030 Senior Notes have been

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
reflected net of the unamortized discount or premium, as applicable, and the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $12,250 was outstanding at March 31, 2021. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Facility at March 31, 2021.
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
The Repurchase Agreement expires on July 21, 2021. At March 31, 2021, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at March 31, 2021.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain plant equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $15,419 and $15,933, respectively, as of March 31, 2021, and $15,772 and $16,173, respectively, as of December 31, 2020. Our leases have remaining lease terms of up to 19.4 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the lease.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Lease expense
Operating lease expense	$7,577	$7,911
Finance lease expense:
Amortization of ROU assets	443	266
Interest on lease liabilities	110	49
Short-term lease expense	5,890	6,426
Total lease expense	$14,020	$14,652

Other information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,810	$6,718
Operating cash flows from finance leases	110	49
Financing cash flows from finance leases	329	200

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,013	$3,784
Finance leases	$89	$440

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.6	4.7
Finance leases	12.3	12.5

Weighted-average discount rate:
Operating leases	3.3%	3.4%
Finance leases	2.8%	2.8%

14.    Income Taxes
Our effective tax rate for the three months ended March 31, 2021 was an expense of 20.3% compared to a benefit of 8.9% for the three months ended March 31, 2020. The increase in the effective tax rate quarter over quarter is primarily attributable to recognizing a lower income tax benefit related to excess tax benefits from stock option exercises in the first quarter of 2021. For the three months ended March 31, 2021 and March 31, 2020, we recognized $17,377 and $55,655, respectively, in such income tax benefits.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: the impact of COVID-19 on us and the economy generally; general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control.  We undertake no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Overview
Impact of COVID-19
The COVID-19 pandemic has had a significant impact on all facets of our business. Our primary focus as we face this challenge is to do everything we can to ensure the safety and well-being of our employees, customers and trade partners. Residential construction has been deemed an essential business in each of our markets throughout the pandemic. In each of our markets, we continue to operate in accordance with the guidelines issued by the Centers for Disease Control and Prevention as well as state and local guidelines, which have resulted in significant changes to the way we conduct business.
Although current demand for new homes is strong, there remains uncertainty regarding the extent and timing of disruption to our business that may result from COVID-19 and related governmental actions. There is also uncertainty as to the effects of economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards and secondary mortgage markets. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of COVID-19, corresponding governmental actions, and the impact of such on our employees, customers and trade partners.

Outlook
Strong demand for new homes continued through the first quarter of 2021, driven by historically low mortgage interest rates and low housing supply. This has led to strong sales absorptions and rising home prices, as well as increased construction activity and demand for building materials. During the first quarter, we experienced higher prices for lumber, certain other commodities and labor, along with some supply chain disruptions. We expect these issues to continue over the next several quarters as suppliers continue to work through COVID-19 restrictions to meet the increased demand.
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
Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development.  We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished building lots from various third party land developers pursuant to fixed price finished lot purchase agreements (“LPAs”).  These LPAs require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the LPA.  This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.
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
In certain specific strategic circumstances, we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development.  Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into an LPA with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf.  While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so.  We expect, however, to continue to acquire substantially all our finished lot inventory using LPAs with forfeitable deposits.
As of March 31, 2021, we controlled approximately 108,700 lots as described below.
Lot Purchase Agreements
We controlled approximately 106,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $436,000 and $7,300, respectively. Included in the number of controlled lots are approximately 7,100 lots for which we have recorded a contract land deposit impairment reserve of approximately $46,000 as of March 31, 2021.
Joint Venture Limited Liability Corporations (“JVs”)

We had an aggregate investment totaling approximately $25,900 in four JVs, expected to produce approximately 5,050 lots. Of the lots to be produced by the JVs, approximately 2,100 lots were controlled by us and approximately 2,950 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $3,100 to one of the JVs at March 31, 2021.
Land Under Development
We directly owned three separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $63,200 that we intend to develop into approximately 500 finished lots. In April 2021, we sold one of the land parcels to a developer for approximately $45,750, which approximated our carrying value of the property as of the sale date. In conjunction with the sale, we entered into an LPA with the developer for the option to purchase the finished lots expected to be developed from the parcel. We had additional funding commitments of approximately $5,100 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,800.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 9,000 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $7,000 and $100, respectively, as of March 31, 2021, of which approximately $2,000 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the first quarter of 2021 totaled $2,041,446, a 29% increase from the first quarter of 2020.  Net income for the first quarter ended March 31, 2021 was $248,762, or $63.21 per diluted share, increases of 42% and 41% when compared to net income and diluted earnings per share in the first quarter of 2020, respectively.  Our homebuilding gross profit margin percentage increased to 19.7% in the first quarter of 2021 from 16.8% in the first quarter of 2020. The increase in gross profit margin was attributable primarily to gross profit margin in the first quarter of 2020 being negatively impacted by contract land deposit impairment charges of approximately $36,400, or 234 basis points of revenue. New orders, net of cancellations (“New Orders”) increased by 26% in the first quarter of 2021 compared to the first quarter of 2020. The average sales price for New Orders in the first quarter of 2021 increased by 10% to $410.5 compared to the first quarter of 2020.

Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended March 31,
	2021	2020
Financial Data:
Revenues	$1,963,711	$1,555,707
Cost of sales	$1,577,453	$1,294,743
Gross profit margin percentage	19.7%	16.8%
Selling, general and administrative expenses	$121,419	$110,167
Operating Data:
New orders (units)	6,314	5,015
Average new order price	$410.5	$372.3
Settlements (units)	5,072	4,230
Average settlement price	$387.2	$367.8
Backlog (units)	12,791	9,018
Average backlog price	$406.9	$381.6
New order cancellation rate	9.6%	20.8%

Consolidated Homebuilding - Three Months Ended March 31, 2021 and 2020
Homebuilding revenues increased 26% in the first quarter of 2021 compared to the same period in 2020, as a result of a 20% increase in the number of units settled and a 5% increase in the average settlement price. The increase in the number of units settled was attributable to a 40% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020.
Gross profit margin percentage in the first quarter of 2021 increased to 19.7%, from 16.8% in the first quarter of 2020. The increase in gross profit margin was attributable primarily to gross profit margin in the first quarter of 2020 being negatively impacted by contract land deposit impairment charges of approximately $36,400, or 234 basis points of revenue.
The number of New Orders and the average sales price of New Orders increased 26% and 10%, respectively, in the first quarter of 2021 compared to the first quarter of 2020.  New Orders were higher in each of our market segments quarter over quarter due to favorable market conditions driven by historically low mortgage interest rates coupled with low resale inventory levels, which drove demand and provided us pricing power. Additionally, New Orders were favorably impacted by a lower cancellation rate in the first quarter of 2021, as sale cancellations increased significantly in March 2020 due to the impact of the onset of the COVID-19 pandemic on consumer demand.
Selling, general and administrative (“SG&A”) expense in the first quarter of 2021 increased by approximately $11,300, but as a percentage of revenue decreased to 6.2% from 7.1% quarter over quarter. The increase in SG&A expense quarter over quarter was higher primarily due to a $6,500 reversal of expense in the first quarter of 2020 from stock option forfeitures and $6,100 of increased personnel costs from higher headcount.
Our backlog represents homes sold but not yet settled with our customers. As of March 31, 2021, our backlog increased on a unit basis by 42% to 12,791 units and increased on a dollar basis by 51% to $5,204,091 when compared to 9,018 units and $3,441,151, respectively, as of March 31, 2020. The increase in backlog units was primarily attributable to a 25% increase in New Orders during the six-month period ended March 31, 2021 compared to the same period in 2020, coupled with a lower backlog turnover rate quarter over quarter. Our backlog turnover rate was negatively impacted by a longer production cycle attributable to both internal production and external subcontractor capacity constraints as we work to expand production to meet our increased sales pace. Backlog dollars were higher due to the increase in backlog units and an 8% increase in the average sales price of New Orders during the six-month period ended March 31, 2021 compared to the same period in 2020.
In addition to the potential impact of the ongoing COVID-19 pandemic, our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 10% and 21% in the first three months of 2021 and 2020, respectively.  During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2021 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from COVID-19 related restrictions, we expect to settle substantially all of our March 31, 2021 backlog within the next twelve months.
The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity, material supply chain disruptions and other external factors over which we do not exercise control, such as the impact of governmental orders to cease or limit construction activities as a result of COVID-19.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at March 31, 2021 and December 31, 2020 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $7,300 and $8,100 at March 31, 2021 and December 31, 2020, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2021 and 2020.
Selected Segment Financial Data:

	Three Months Ended March 31,
	2021	2020
Revenues:
Mid Atlantic	$936,141	$774,058
North East	162,193	106,136
Mid East	424,952	320,695
South East	440,425	354,818

	Three Months Ended March 31,
	2021	2020
Gross profit margin:
Mid Atlantic	$191,302	$144,328
North East	28,946	22,743
Mid East	77,504	58,288
South East	89,730	74,975

	Three Months Ended March 31,
	2021	2020
Gross profit margin percentage:
Mid Atlantic	20.4%	18.6%
North East	17.8%	21.4%
Mid East	18.2%	18.2%
South East	20.4%	21.1%

	Three Months Ended March 31,
	2021	2020
Segment profit:
Mid Atlantic	$129,067	$81,673
North East	15,227	10,151
Mid East	48,941	31,164
South East	56,665	47,144
Operating Activity:

	Three Months Ended March 31,
	2021		2020
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,291	$502.2	2,061	$442.2
North East	440	$474.7	358	$382.2
Mid East	1,795	$350.4	1,225	$326.2
South East	1,788	$337.6	1,371	$305.6
Total	6,314	$410.5	5,015	$372.3

	Three Months Ended March 31,
	2021		2020
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,010	$465.7	1,795	$431.2
North East	372	$436.0	281	$377.7
Mid East	1,263	$336.4	985	$325.6
South East	1,427	$308.6	1,169	$303.5
Total	5,072	$387.2	4,230	$367.8

	As of March 31,
	2021		2020
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,760	$488.2	3,878	$445.3
North East	1,018	$463.7	664	$407.6
Mid East	3,406	$350.6	2,053	$331.5
South East	3,607	$336.6	2,423	$314.9
Total	12,791	$406.9	9,018	$381.6

	Three Months Ended March 31,
	2021	2020
New order cancellation rate:
Mid Atlantic	9.5%	21.8%
North East	10.8%	21.7%
Mid East	8.4%	20.8%
South East	10.7%	19.1%

	Three Months Ended March 31,
	2021	2020
Average active communities:
Mid Atlantic	159	189
North East	35	40
Mid East	140	138
South East	111	108
Total	445	475
Homebuilding Inventory:

	March 31, 2021	December 31, 2020
Sold inventory:
Mid Atlantic	$735,512	$704,595
North East	159,346	140,461
Mid East	301,321	278,510
South East	373,167	336,902
Total (1)	$1,569,346	$1,460,468

	March 31, 2021	December 31, 2020
Unsold lots and housing units inventory:
Mid Atlantic	$72,217	$76,690
North East	10,690	7,941
Mid East	12,087	13,252
South East	17,287	23,220
Total (1)	$112,281	$121,103
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2021	December 31, 2020
Total lots controlled:
Mid Atlantic	43,800	42,100
North East	10,500	10,500
Mid East	22,100	22,000
South East	32,300	31,100
Total	108,700	105,700

	March 31, 2021	December 31, 2020
Contract land deposits, net:
Mid Atlantic	$217,122	$212,742
North East	37,515	32,949
Mid East	49,235	49,222
South East	100,345	100,864
Total	$404,217	$395,777

	Three Months Ended March 31,
	2021	2020
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$8	$—
North East	—	—
Mid East	6	266
South East	—	454
Total	$14	$720

Mid Atlantic
Three Months Ended March 31, 2021 and 2020
The Mid Atlantic segment had an approximate $47,400, or 58%, increase in segment profit in the first quarter of 2021 compared to the first quarter of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $162,100, or 21%, quarter over quarter. Segment revenues increased due to increases in the number of units settled and the average settlement price of 12% and 8%, respectively, quarter over quarter. The increase in the number of units settled was attributable to a 24% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 7% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020. The Mid Atlantic segment’s gross profit margin percentage increased to 20.4% in the first quarter of 2021 from 18.6% in the first quarter of 2020. Gross profit margins were favorably impacted by the increase in revenues attributable in part to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity quarter over quarter. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 11% and 14%, respectively, in the first quarter of 2021 compared to the first quarter of 2020. New Orders were higher due to favorable market conditions driven by historically low mortgage interest rates coupled with low resale inventory levels, which drove demand and provided us pricing power. Additionally, New Orders were favorably impacted by a lower cancellation rate in the first quarter of 2021, as sale cancellations increased significantly in March 2020 due to the impact of the onset of the COVID-19 pandemic on consumer demand.
North East
Three Months Ended March 31, 2021 and 2020
The North East segment had an approximate $5,100, or 50%, increase in segment profit in the first quarter of 2021 compared to the first quarter of 2020, due primarily to an increase in segment revenues of approximately $56,100, or 53%, quarter over quarter. Segment revenues increased due to increases in the number of units settled and the average settlement price of 32% and 15%, respectively, quarter over quarter. The increase in the number of units settled was attributable to a 62% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 10% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020. The segment’s gross profit margin percentage decreased to 17.8% in the first quarter of 2021 from 21.4% in the first quarter of 2020, primarily due to higher prices for lumber, certain other commodities and labor quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 23% and 24%, respectively, in the first quarter of 2021 compared to the first quarter of 2020. New Orders and the average sales price of New Orders were higher due to favorable market conditions driven by historically low mortgage interest rates coupled with low resale inventory levels, which drove demand and provided us pricing power. Additionally, New Orders were favorably impacted by a lower cancellation rate in the first quarter of 2021, as sale cancellations increased significantly in March 2020 due to the impact of the onset of the COVID-19 pandemic on consumer demand.
Mid East
Three Months Ended March 31, 2021 and 2020
The Mid East segment had an approximate $17,800, or 57%, increase in segment profit in the first quarter of 2021 compared to the first quarter of 2020, due primarily to an increase in segment revenues of approximately $104,300, or 33%, quarter over quarter. Segment revenues increased primarily due to a 28% increase in the number of units settled and a 3% increase in the average settlement price quarter over quarter. The increase in the number of units settled was attributable to a 59% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020. The segment's gross profit margin percentage was flat quarter over quarter as higher prices for lumber, certain other commodities and labor were offset by improved leveraging of certain operating costs attributable to the increase in settlement activity quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 47% and 7%, respectively, in the first quarter of 2021 compared to the first quarter of 2020. New Orders were higher due to favorable market conditions driven by historically low mortgage interest rates coupled with low resale inventory levels, which drove demand and provided us pricing power. Additionally, New Orders were favorably impacted by a lower cancellation rate in the first quarter of 2021, as sale cancellations increased significantly in March 2020 due to the impact of the onset of the COVID-19 pandemic on consumer demand.
South East
Three Months Ended March 31, 2021 and 2020
The South East segment had an approximate $9,500, or 20%, increase in segment profit in the first quarter of 2021 compared to the first quarter of 2020. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $85,600, or 24%, quarter over quarter. The increase in revenues is attributable to a 22% increase in the number of units settled and a 2% increase in the average settlement price quarter over quarter. The increase in the number of units settled was attributable to a 46% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 3% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020. The segment’s gross profit margin percentage decreased to 20.4% in the first quarter of 2021 from 21.1% in the first quarter of 2020, primarily due to higher prices for lumber, certain other commodities and labor quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 30% and 10%, respectively, in the first quarter of 2021 compared to the first quarter of 2020.  New Orders were higher due to favorable market conditions driven by historically low mortgage interest rates coupled with low resale inventory levels, which drove demand and provided us pricing power. Additionally, New Orders were favorably impacted by a lower cancellation rate in the first quarter of 2021, as sale cancellations increased significantly in March 2020 due to the impact of the onset of the COVID-19 pandemic on consumer demand.
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

	Three Months Ended March 31,
	2021	2020
Homebuilding consolidated gross profit:
Mid Atlantic	$191,302	$144,328
North East	28,946	22,743
Mid East	77,504	58,288
South East	89,730	74,975
Consolidation adjustments and other	(1,224)	(39,370)
Homebuilding consolidated gross profit	$386,258	$260,964

	Three Months Ended March 31,
	2021	2020
Homebuilding consolidated income before taxes:
Mid Atlantic	$129,067	$81,673
North East	15,227	10,151
Mid East	48,941	31,164
South East	56,665	47,144
Reconciling items:
Contract land deposit recoveries/(impairments) (1)	6,196	(35,615)
Equity-based compensation expense (2)	(13,496)	(7,069)
Corporate capital allocation (3)	61,551	56,650
Unallocated corporate overhead	(39,717)	(37,639)
Consolidation adjustments and other	1,967	9,654
Corporate interest expense	(12,982)	(6,194)
Reconciling items sub-total	3,519	(20,213)
Homebuilding consolidated income before taxes	$253,419	$149,919

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The increase in equity-based compensation expense for the three-month period ended March 31, 2021 was primarily attributable to the reversal of approximately $6,500 in equity-based compensation in the first quarter of 2020 related to stock option forfeitures.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Corporate capital allocation charge:
Mid Atlantic	$30,596	$29,755
North East	6,038	5,558
Mid East	10,624	9,363
South East	14,293	11,974
Total	$61,551	$56,650

Mortgage Banking Segment
Three Months Ended March 31, 2021 and 2020
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Loan closing volume:
Total principal	$1,412,879	$1,132,104

Loan volume mix:
Adjustable rate mortgages	1%	2%
Fixed-rate mortgages	99%	98%

Operating profit:
Segment profit	$59,562	$11,879
Equity-based compensation expense	(975)	(423)
Mortgage banking income before tax	$58,587	$11,456

Capture rate:	89%	91%

Mortgage banking fees:
Net gain on sale of loans	$67,550	$18,400
Title services	9,997	8,253
Servicing fees	188	168
	$77,735	$26,821

Loan closing volume for the three months ended March 31, 2021 increased by approximately $280,800, or 25%, from the same period in 2020. The increase in loan closing volume during the three months ended March 31, 2021 was primarily attributable to the 20% increase in the homebuilding segment’s number of units settled during the three months ended March 31, 2021, compared to the same period in 2020.
Segment profit for the three months ended March 31, 2021 increased by approximately $47,700, or 401%, from the same period in 2020. This increase was primarily attributable to an increase of approximately $50,900, or 190%, in mortgage banking fees, primarily due to increased mortgage volume in the first quarter of 2021 and the recovery in the mortgage markets from the disruptions in the first quarter of 2020 related to the COVID-19 pandemic.

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year.
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2021 was an expense of 20.3% as compared to a benefit of 8.9% for the three months ended March 31, 2020. The increase in the effective tax rate quarter over quarter is primarily attributable to recognizing a lower income tax benefit related to excess tax benefits from stock option exercises in the first quarter of 2021. For the three months ended March 31, 2021 and March 31, 2020, we recognized approximately $17,400 and $55,700, respectively, in such income tax benefits.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Overview
We had a very strong liquidity position as of March 31, 2021, with approximately $2,800,000 in cash and cash equivalents, approximately $288,000 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Our homebuilding business segment funds its operations from cash flows provided by operating activities, a short-term unsecured working capital revolving credit facility and capital raised in the public debt and equity markets. Our mortgage banking subsidiary, NVRM, provides for its mortgage origination and other operating activities using cash generated from its operations, borrowings from its parent company, NVR, as well as a revolving mortgage repurchase facility.
Credit Agreement
Our unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $300,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $12,250 outstanding at March 31, 2021. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Credit Agreement at March 31, 2021.
Repurchase Agreement
NVRM's revolving mortgage repurchase facility (the “Repurchase Agreement”) provides for aggregate borrowings up to $150,000 and is non-recourse to NVR.  The Repurchase Agreement expires on July 21, 2021. At March 31, 2021, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at March 31, 2021.
There have been no material changes in our Credit or Repurchase Agreements during the three months ended March 31, 2021.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Cash Flows
For the three months ended March 31, 2021, cash, restricted cash, and cash equivalents increased by $4,735.  Cash provided by operating activities was $328,258.  Cash was provided by earnings for the three months ended March 31, 2021 and net proceeds of $169,713 from mortgage loan activity. Cash was primarily used to fund the increase in homebuilding inventory of $120,710 due to an increase in the number of units under construction at March 31, 2021 compared to December 31, 2020.

Net cash used in investing activities for the three months ended March 31, 2021 was $3,394, attributable primarily to cash used for purchases of property, plant and equipment of $3,104.
Net cash used in financing activities was $320,129 for the three months ended March 31, 2021.  Cash was used to repurchase 86,523 shares of our common stock at an aggregate purchase price of $377,425 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $57,625.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the first quarter of 2021.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2021. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended March 31, 2021. On February 12, 2020 and December 14, 2020, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	33,051	$3,984.68	33,051	$414,365
February 1 - 28, 2021	10,056	$4,689.49	10,056	$367,207
March 1 - 31, 2021 (1)	43,416	$4,573.65	43,416	$168,637
Total	86,523	$4,362.13	86,523

(1) Of the 43,416 shares repurchased in March 2021, 14,576 outstanding shares were repurchased under the February 12, 2020 share repurchase authorization, which fully utilized the February authorization. The remaining 28,840 outstanding shares were repurchased under the December 14, 2020 share repurchase authorization.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: May 4, 2021	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer