Form 10-Q
period 2021-06-30
NVR INC
filed 2021-08-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021 there were 3,563,782 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Homebuilding:
Cash and cash equivalents	$2,597,565	$2,714,720
Restricted cash	42,543	28,912
Receivables	24,484	18,299
Inventory:
Lots and housing units, covered under sales agreements with customers	1,792,293	1,484,936
Unsold lots and housing units	131,668	123,197
Land under development	7,794	62,790
Building materials and other	41,618	38,159
	1,973,373	1,709,082

Contract land deposits, net	425,301	387,628
Property, plant and equipment, net	54,379	57,786
Operating lease right-of-use assets	61,740	53,110
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	215,168	203,399
	5,436,133	5,214,516
Mortgage Banking:
Cash and cash equivalents	20,757	63,547
Restricted cash	3,688	2,334
Mortgage loans held for sale, net	344,680	449,760
Property and equipment, net	4,236	4,544
Operating lease right-of-use assets	11,627	12,439
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	25,968	22,654
	418,303	562,625
Total assets	$5,854,436	$5,777,141

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$380,957	$339,867
Accrued expenses and other liabilities	419,454	440,671
Customer deposits	365,443	240,758
Operating lease liabilities	67,413	59,357
Senior notes	1,516,830	1,517,395
	2,750,097	2,598,048
Mortgage Banking:
Accounts payable and other liabilities	49,605	62,720
Operating lease liabilities	12,446	13,299
	62,051	76,019
Total liabilities	2,812,148	2,674,067

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2021 and December 31, 2020	206	206
Additional paid-in capital	2,314,564	2,214,426
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both June 30, 2021 and December 31, 2020	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	9,381,177	8,811,120
Less treasury stock at cost – 16,976,140 and 16,859,753 shares as of June 30, 2021 and December 31, 2020, respectively	(8,653,659)	(7,922,678)
Total shareholders' equity	3,042,288	3,103,074
Total liabilities and shareholders' equity	$5,854,436	$5,777,141

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Homebuilding:
Revenues	$2,224,560	$1,588,758	$4,188,271	$3,144,465
Other income	1,632	2,408	3,218	7,744
Cost of sales	(1,721,673)	(1,284,493)	(3,299,126)	(2,579,236)
Selling, general and administrative	(113,406)	(102,702)	(234,825)	(212,869)
Operating income	391,113	203,971	657,538	360,104
Interest expense	(12,850)	(9,166)	(25,856)	(15,380)
Homebuilding income	378,263	194,805	631,682	344,724

Mortgage Banking:
Mortgage banking fees	59,038	31,610	136,773	58,431
Interest income	2,209	1,854	4,241	4,323
Other income	988	679	1,855	1,328
General and administrative	(22,613)	(18,758)	(44,269)	(36,969)
Interest expense	(420)	(359)	(811)	(631)
Mortgage banking income	39,202	15,026	97,789	26,482

Income before taxes	417,465	209,831	729,471	371,206
Income tax expense	(96,170)	(45,756)	(159,414)	(31,428)

Net income	$321,295	$164,075	$570,057	$339,778

Basic earnings per share	$88.69	$44.56	$156.27	$92.52

Diluted earnings per share	$82.45	$42.50	$145.53	$87.56

Basic weighted average shares outstanding	3,623	3,682	3,648	3,673

Diluted weighted average shares outstanding	3,897	3,861	3,917	3,881

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$570,057	$339,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,038	11,254
Equity-based compensation expense	27,850	21,926
Contract land deposit and other (recoveries) impairments, net	(13,355)	37,453
Gain on sale of loans, net	(115,152)	(41,574)
Mortgage loans closed	(2,981,630)	(2,280,199)
Mortgage loans sold and principal payments on mortgage loans held for sale	3,194,279	2,491,119
Distribution of earnings from unconsolidated joint ventures	5,500	—
Net change in assets and liabilities:
Increase in inventory	(264,291)	(255,852)
(Increase) decrease in contract land deposits	(24,318)	16,020
Increase in receivables	(4,327)	(2,825)
Increase in accounts payable and accrued expenses	7,943	26,512
Increase in customer deposits	124,685	26,130
Other, net	(16,259)	(19,073)
Net cash provided by operating activities	521,020	370,669

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(659)	(38)
Purchase of property, plant and equipment	(6,620)	(8,217)
Proceeds from the sale of property, plant and equipment	657	449
Net cash used in investing activities	(6,622)	(7,806)

Cash flows from financing activities:
Purchase of treasury stock	(754,366)	(216,582)
Proceeds from senior notes	—	598,860
Debt issuance costs	—	(3,582)
Principal payments on finance lease liabilities	(661)	(412)
Proceeds from the exercise of stock options	95,673	126,046
Net cash (used in) provided by financing activities	(659,354)	504,330

Net (decrease) increase in cash, restricted cash, and cash equivalents	(144,956)	867,193
Cash, restricted cash, and cash equivalents, beginning of the period	2,809,782	1,160,804

Cash, restricted cash, and cash equivalents, end of the period	$2,664,826	$2,027,997

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$26,875	$12,593
Income taxes paid during the period, net of refunds	$172,563	$11,740

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three and six months ended June 30, 2021 and 2020, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of June 30, 2021 and December 31, 2020 was $273 and $269, respectively, and as of June 30, 2020 and December 31, 2019 was $272 and $281, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $365,443 and $240,758 as of June 30, 2021 and December 31, 2020, respectively. We expect that substantially all of the customer deposits held at December 31, 2020 will be recognized in revenue in 2021. Our contract assets consist of prepaid sales compensation and totaled approximately $25,400 and $22,500, as of June 30, 2021 and December 31, 2020, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of June 30, 2021, we controlled approximately 112,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $460,900 and $6,900, respectively.  Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs. For the three and six month periods ended June 30, 2021, we recorded a net reversal of approximately $7,200 and $13,400, respectively, related to previously impaired lot deposits as market conditions have improved. For the three and six months ended June 30, 2020, we recorded pre-tax charges of approximately $900 and $37,300, respectively, related to the impairment of deposits under LPAs due primarily to deteriorating market conditions in certain of our markets related to the COVID-19 pandemic. Our contract land deposit is shown net of a $38,831 and $52,205 impairment reserve at June 30, 2021 and December 31, 2020, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 9,000 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $3,200 and $100, respectively, as of June 30, 2021, of which approximately $2,800 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of June 30, 2021 and December 31, 2020, our total risk of loss was as follows:

	June 30, 2021	December 31, 2020
Contract land deposits	$464,132	$439,833
Loss reserve on contract land deposits	(38,831)	(52,205)
Contract land deposits, net	425,301	387,628
Contingent obligations in the form of letters of credit	7,002	8,249
Total risk of loss	$432,303	$395,877

3.    Joint Ventures
On a limited basis, we obtain finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that we are a non-controlling member and are at risk only for the amount we have invested, or have committed to invest, in addition to any deposits placed under LPAs with the JV. We are not a borrower, guarantor or obligor on any debt of the JVs, as applicable. We enter into LPAs to purchase lots from these JVs, and as a result have a variable interest in these JVs.
At June 30, 2021, we had an aggregate investment totaling approximately $21,700 in four JVs that are expected to produce approximately 2,350 finished lots, of which approximately 2,000 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $3,100 to one of the JVs at June 30, 2021. We have determined that we are not the primary beneficiary of three of the JVs because we either share power with the other JV partner or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $21,700 and $23,600 at June 30, 2021 and December 31, 2020, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
balance sheets. None of the unconsolidated JVs had any indicators of impairment as of June 30, 2021. For the remaining JV, we have concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2020, all activities under the consolidated JV had been completed. As of June 30, 2021, we had no investment remaining in the JV and the JV had remaining balances of $273 in cash and $252 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
During the second quarter of 2021, we had the following land under development transactions:
–Sold a land parcel to a developer for approximately $45,800, which approximated our carrying value of the property as of the sale date. In conjunction with the sale, we entered into an LPA with the developer for the option to purchase the finished lots expected to be developed from the parcel.
–Completed the development of one land parcel and transferred development costs totaling approximately $16,500 to inventory which is reported in "Unsold lots and housing units" in the accompanying condensed consolidated balance sheet as of June 30, 2021.
–Purchased a raw land parcel for approximately $7,200, which is expected to produce approximately 80 lots.
As of June 30, 2021, we directly owned two separate raw land parcels with a carrying value of $7,794 that are expected to produce approximately 100 finished lots. We have additional funding commitments of approximately $5,100 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,800. None of the raw parcels had any indicators of impairment as of June 30, 2021.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The following table reflects the changes in our capitalized interest during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest capitalized, beginning of period	$829	$3,034	$1,025	$3,499
Interest incurred	13,291	9,665	26,714	16,300
Interest charged to interest expense	(13,270)	(9,525)	(26,667)	(16,011)
Interest charged to cost of sales	(206)	(501)	(428)	(1,115)
Interest capitalized, end of period	$644	$2,673	$644	$2,673

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of shares outstanding used to calculate basic EPS	3,623	3,682	3,648	3,673
Dilutive securities:
Stock options and restricted share units	274	179	269	208
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,897	3,861	3,917	3,881
The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2021 and 2020, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive securities	18	330	19	244

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended June 30, 2021 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2021	$206	$2,272,006	$9,059,882	$(8,285,587)	$(16,710)	$16,710	$3,046,507

Net income	—	—	321,295	—	—	—	321,295
Purchase of common stock for treasury	—	—	—	(376,941)	—	—	(376,941)
Equity-based compensation	—	13,379	—	—	—	—	13,379
Proceeds from Options exercised	—	38,048	—	—	—	—	38,048
Treasury stock issued upon option exercise and restricted share vesting	—	(8,869)	—	8,869	—	—	—
Balance, June 30, 2021	$206	$2,314,564	$9,381,177	$(8,653,659)	$(16,710)	$16,710	$3,042,288

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the six months ended June 30, 2021 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2020	$206	$2,214,426	$8,811,120	$(7,922,678)	$(16,710)	$16,710	$3,103,074

Net income	—	—	570,057	—	—	—	570,057
Purchase of common stock for treasury	—	—	—	(754,366)	—	—	(754,366)
Equity-based compensation	—	27,850	—	—	—	—	27,850
Proceeds from Options exercised	—	95,673	—	—	—	—	95,673
Treasury stock issued upon option exercise and restricted share vesting	—	(23,385)	—	23,385	—	—	—
Balance, June 30, 2021	$206	$2,314,564	$9,381,177	$(8,653,659)	$(16,710)	$16,710	$3,042,288

We repurchased approximately 78 and 165 shares of our common stock during the three and six months ended June 30, 2021, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 18 and 49 shares were issued from the treasury account during the three and six months ended June 30, 2021, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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
The following table reflects the changes in our Warranty Reserve during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warranty reserve, beginning of period	$124,836	$107,032	$119,638	$108,053
Provision	21,760	15,677	44,089	28,098
Payments	(19,094)	(11,490)	(36,225)	(24,932)
Warranty reserve, end of period	$127,502	$111,219	$127,502	$111,219

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
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Homebuilding Mid Atlantic	$1,048,416	$839,845	$1,984,556	$1,613,903
Homebuilding North East	193,245	98,219	355,438	204,355
Homebuilding Mid East	478,179	299,955	903,132	620,650
Homebuilding South East	504,720	350,739	945,145	705,557
Mortgage Banking	59,038	31,610	136,773	58,431
Total consolidated revenues	$2,283,598	$1,620,368	$4,325,044	$3,202,896

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before taxes:
Homebuilding Mid Atlantic	$174,481	$98,067	$303,548	$179,740
Homebuilding North East	21,510	6,658	36,737	16,809
Homebuilding Mid East	59,887	27,302	108,828	58,466
Homebuilding South East	78,919	42,765	135,584	89,909
Mortgage Banking	40,372	15,692	99,934	27,571
Total segment profit before taxes	375,169	190,484	684,631	372,495
Reconciling items:
Contract land deposit recoveries (impairments) (1)	7,178	(460)	13,374	(36,075)
Equity-based compensation expense	(13,379)	(14,434)	(27,850)	(21,926)
Corporate capital allocation (2)	63,032	59,870	124,583	116,521
Unallocated corporate overhead	(33,668)	(23,288)	(73,804)	(60,927)
Consolidation adjustments and other (3)	31,944	6,803	34,330	16,456
Corporate interest expense	(12,811)	(9,144)	(25,793)	(15,338)
Reconciling items sub-total	42,296	19,347	44,840	(1,289)
Consolidated income before taxes	$417,465	$209,831	$729,471	$371,206

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,135	$31,581	$61,731	$61,336
Homebuilding North East	6,457	5,790	12,495	11,349
Homebuilding Mid East	11,066	9,687	21,690	19,050
Homebuilding South East	14,374	12,812	28,667	24,786
Total	$63,032	$59,870	$124,583	$116,521

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
(3)    The increase in consolidation adjustments and other for the three and six month periods of 2021 compared to the 2020 period relates primarily to the significant increase in lumber prices during the second half of 2020 through the first half of 2021. Our reportable segments' results include the intercompany profits of our production facilities, which were negatively impacted by the increase in lumber costs. The increase in lumber costs related to homes not yet settled is reversed through the consolidation adjustment. As the homes currently in inventory are settled in subsequent quarters, our consolidated homebuilding margins will be negatively impacted by the higher lumber costs.

	June 30, 2021	December 31, 2020
Assets:
Homebuilding Mid Atlantic	$1,196,515	$1,140,910
Homebuilding North East	246,296	202,591
Homebuilding Mid East	442,110	377,448
Homebuilding South East	566,547	494,295
Mortgage Banking	410,956	555,278
Total segment assets	2,862,424	2,770,522
Reconciling items:
Cash and cash equivalents	2,597,565	2,714,720
Deferred taxes	137,037	132,980
Intangible assets and goodwill	49,601	49,678
Operating lease right-of-use assets	61,740	53,110
Finance lease right-of-use assets	14,973	15,772
Contract land deposit reserve	(38,831)	(52,205)
Consolidation adjustments and other	169,927	92,564
Reconciling items sub-total	2,992,012	3,006,619
Consolidated assets	$5,854,436	$5,777,141

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of June 30, 2021 and December 31, 2020. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.

	June 30, 2021	December 31, 2020
Estimated Fair Values:
3.95% Senior Notes due 2022	$620,220	$630,000
3.00% Senior Notes due 2030	953,730	982,620
Total	$1,573,950	$1,612,620
Carrying Values:
3.95% Senior Notes due 2022	$599,238	$598,925
3.00% Senior Notes due 2030	917,592	918,470
Total	$1,516,830	$1,517,395

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At June 30, 2021, there were rate lock commitments to extend credit to borrowers aggregating $1,130,241 and open forward delivery contracts aggregating $1,263,416, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  As of June 30, 2021, the fair value of loans held for sale of $344,680 included on the accompanying condensed consolidated balance sheet has been increased by $4,699 from the aggregate principal balance of $339,981. As of December 31, 2020, the fair value of loans held for sale of $449,760 were increased by $10,042 from the aggregate principal balance of $439,718.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2021	December 31, 2020
Rate lock commitments:
Gross assets	$15,267	$10,844
Gross liabilities	539	87
Net rate lock commitments	$14,728	$10,757
Forward sales contracts:
Gross assets	$335	$1
Gross liabilities	1,939	5,217
Net forward sales contracts	$(1,604)	$(5,216)
As of June 30, 2021 and December 31, 2020, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets.
The fair value measurement adjustment as of June 30, 2021 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$1,130,241	$4,469	$1,942	$8,317	$—	$14,728
Forward sales contracts	$1,263,416	—	—	—	(1,604)	(1,604)
Mortgages held for sale	$339,981	1,590	163	2,946	—	4,699
Total fair value measurement		$6,059	$2,105	$11,263	$(1,604)	$17,823

The total fair value measurement adjustment as of December 31, 2020 was $15,583. NVRM recorded a fair value adjustment to income of $1,692 and $2,240 for the three and six months ended June 30, 2021, respectively. NVRM recorded a fair value adjustment to income of $7,018 for the three months ended June 30, 2020, and a fair value adjustment to expense of $3,703 for the six months ended June 30, 2020. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of June 30, 2021, we had the following debt instruments outstanding:
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
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $11,900 was outstanding at June 30, 2021. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Facility at June 30, 2021.
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
In July 2021, NVRM entered into the Thirteenth Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 20, 2022. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At June 30, 2021, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at June 30, 2021.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain plant equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $14,973 and $15,601, respectively, as of June 30, 2021, and $15,772 and $16,173, respectively, as of December 31, 2020. Our leases have remaining lease terms of up to 19.2 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$7,911	$7,942	$15,488	$15,853
Finance lease expense:
Amortization of ROU assets	445	281	888	547
Interest on lease liabilities	108	51	217	100
Short-term lease expense	5,861	6,185	11,751	12,611
Total lease expense	$14,325	$14,459	$28,344	$29,111

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,878	$6,676	$13,688	$13,394
Operating cash flows from finance leases	108	51	217	100
Financing cash flows from finance leases	331	212	661	412

ROU assets obtained in exchange for lease obligations:
Operating leases	$16,558	$1,901	$19,571	$5,685
Finance leases	$—	$—	$89	$440

			June 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases			7.0	4.7
Finance leases			12.1	12.5

Weighted-average discount rate:
Operating leases			3.1%	3.4%
Finance leases			2.8%	2.8%

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
14.    Income Taxes
Our effective tax rate for the three and six months ended June 30, 2021 was 23.0% and 21.9%, respectively, compared to 21.8% and 8.5% for the three and six months ended June 30, 2020, respectively. The increase in the effective tax rate in the three and six month periods of 2021 compared to the same periods in 2020 is primarily attributable to the impact of the income tax benefit recognized related to excess tax benefits from stock option exercises totaling $11,213 and $28,590 for the three and six months ended June 30, 2021, respectively, and $6,854 and $62,509 for the three and six months ended June 30, 2020, respectively.

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
Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Overview
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

Outlook
Demand for new homes remained strong in the second quarter of 2021, driven by historically low mortgage interest rates and limited housing supply. This has resulted in strong sales absorptions and rising home prices. Additionally, the strong demand has led to increased construction activity and demand for building materials, which, along with the impacts of COVID-19, has resulted in some supply chain disruptions. We expect these issues to continue over the next several quarters as suppliers continue to work through the disruptions to meet the increased demand.
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
As of June 30, 2021, we controlled approximately 114,100 lots as described below.
Lot Purchase Agreements
We controlled approximately 112,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $460,900 and $6,900, respectively. Included in the number of controlled lots are approximately 6,200 lots for which we have recorded a contract land deposit impairment reserve of approximately $38,800 as of June 30, 2021.

Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $21,700 in four JVs, expected to produce approximately 2,350 lots. Of the lots to be produced by the JVs, approximately 2,000 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $3,100 to one of the JVs at June 30, 2021.
Land Under Development
We directly owned two separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $7,800 that we intend to develop into approximately 100 finished lots. We had additional funding commitments of approximately $5,100 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $2,800.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 9,000 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $3,200 and $100, respectively, as of June 30, 2021, of which approximately $2,800 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the second quarter of 2021 totaled $2,283,598, a 41% increase from the second quarter of 2020.  Net income for the second quarter ended June 30, 2021 was $321,295, or $82.45 per diluted share, increases of 96% and 94% when compared to net income and diluted earnings per share in the second quarter of 2020, respectively.  Our homebuilding gross profit margin percentage increased to 22.6% in the second quarter of 2021 from 19.2% in the second quarter of 2020. New orders, net of cancellations (“New Orders”) decreased by 6% in the second quarter of 2021 compared to the second quarter of 2020. The average sales price for New Orders in the second quarter of 2021 increased by 20% to $440.2 compared to the second quarter of 2020.

Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Financial Data:
Revenues	$2,224,560	$1,588,758	$4,188,271	$3,144,465
Gross Profit Margin	502,887	304,265	889,145	565,229
Gross profit margin percentage	22.6%	19.2%	21.2%	18.0%
Selling, general and administrative expenses	$113,406	$102,702	$234,825	$212,869
Operating Data:
New orders (units)	5,521	5,901	11,835	10,916
Average new order price	$440.2	$365.4	$424.4	$368.6
Settlements (units)	5,685	4,296	10,757	8,526
Average settlement price	$391.3	$369.8	$389.3	$368.8
Backlog (units)			12,627	10,623
Average backlog price			$428.5	$377.5
New order cancellation rate	8.3%	15.7%	9.0%	18.1%
Average active communities	420	484	432	479

Consolidated Homebuilding - Three Months Ended June 30, 2021 and 2020
Homebuilding revenues increased 40% in the second quarter of 2021 compared to the same period in 2020, as a result of a 32% increase in the number of units settled and a 6% increase in the average settlement price. The increase in the number of units settled was attributable to a 42% higher backlog unit balance entering the second quarter of 2021 compared to the same period in 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 7% higher average sales price of units in backlog entering the second quarter of 2021 compared to the same period in 2020.
Gross profit margin percentage in the second quarter of 2021 increased to 22.6%, from 19.2% in the second quarter of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity quarter over quarter. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor quarter over quarter.
The number of New Orders decreased 6% while the average sales price of New Orders increased 20% in the second quarter of 2021 compared to the second quarter of 2020.  New Orders were lower due primarily to a 13% decrease in average number of active communities in the second quarter of 2021 compared to the same period in 2020. The increase in the average sales price of New Orders quarter over quarter was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.
Selling, general and administrative (“SG&A”) expense in the second quarter of 2021 increased by approximately $10,700, but as a percentage of revenue decreased to 5.1% from 6.5% quarter over quarter due to improved leveraging of SG&A costs. The increase in SG&A expense quarter over quarter was attributable primarily to increased incentive compensation attributable to stronger performance quarter over quarter, as well as increased personnel costs due to increased headcount.
Consolidated Homebuilding - Six Months Ended June 30, 2021 and 2020
Homebuilding revenues increased 33% in the first six months of 2021 compared to the same period in 2020, as a result of a 26% increase in the number of units settled and a 6% increase in the average settlement price. The increase in the number of units settled was attributable to a 40% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year.

The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020.
Gross profit margin percentage in the first six months of 2021 increased to 21.2% from 18.0% in the first six months of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year. Additionally, the increase in gross profit margin year over year was attributable to gross profit margin in 2020 being negatively impacted by contract land deposit impairment charges of approximately $37,300, or 118 basis points.
The number of New Orders and the average sales price of New Orders increased 8% and 15%, respectively, in the first six months of 2021 compared to the same period in 2020.  New Orders and the average sales price of New Orders were higher due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.
SG&A expense in the first six months of 2021 increased by approximately $22,000, but as a percentage of revenue decreased to 5.6% from 6.8% year over year due to improved leveraging of SG&A costs. The increase in SG&A expense year over year was attributable primarily to increased incentive compensation attributable to stronger performance year over year, as well as increased personnel costs due to increased headcount.
Our backlog represents homes sold but not yet settled with our customers. As of June 30, 2021, our backlog increased on a unit basis by 19% to 12,627 units and increased on a dollar basis by 35% to $5,410,376 when compared to 10,623 units and $4,009,695, respectively, as of June 30, 2020. The increase in backlog units was primarily attributable to an 8% increase in New Orders during the six-month period ended June 30, 2021 compared to the same period in 2020, coupled with a lower backlog turnover rate period over period. Our backlog turnover rate was negatively impacted by a longer production cycle attributable to subcontractor capacity constraints as we work to expand production to meet our increased sales pace. Backlog dollars were higher due to the increase in backlog units and a 15% increase in the average sales price of New Orders during the six-month period ended June 30, 2021 compared to the same period in 2020.
In addition to the potential impact of the ongoing COVID-19 pandemic, our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our cancellation rate was approximately 9% and 18% in the first six months of 2021 and 2020, respectively.  During the most recent four quarters, approximately 3% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2021 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from COVID-19 related restrictions, we expect to settle substantially all of our June 30, 2021 backlog within the next twelve months.
The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity, building material supply chain disruptions and other external factors over which we do not exercise control, such as the impact of governmental orders to limit construction activities as a result of COVID-19.
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

We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at June 30, 2021 and December 31, 2020 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $6,900 and $8,100 at June 30, 2021 and December 31, 2020, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2021 and 2020.
Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Mid Atlantic	$1,048,416	$839,845	$1,984,556	$1,613,903
North East	193,245	98,219	355,438	204,355
Mid East	478,179	299,955	903,132	620,650
South East	504,720	350,739	945,145	705,557

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit margin:
Mid Atlantic	$235,944	$160,197	$427,246	$304,525
North East	36,090	19,503	65,037	42,247
Mid East	89,702	55,264	167,206	113,551
South East	112,859	73,099	202,589	148,074

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit margin percentage:
Mid Atlantic	22.5%	19.1%	21.5%	18.9%
North East	18.7%	19.9%	18.3%	20.7%
Mid East	18.8%	18.4%	18.5%	18.3%
South East	22.4%	20.8%	21.4%	21.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment profit:
Mid Atlantic	$174,481	$98,067	$303,548	$179,740
North East	21,510	6,658	36,737	16,809
Mid East	59,887	27,302	108,828	58,466
South East	78,919	42,765	135,584	89,909

Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,090	$535.4	2,381	$443.0	4,381	$518.1	4,442	$442.6
North East	394	$499.3	369	$375.7	834	$486.3	727	$378.9
Mid East	1,320	$375.7	1,536	$315.6	3,115	$361.1	2,761	$320.3
South East	1,717	$360.3	1,615	$296.1	3,505	$348.7	2,986	$300.5
Total	5,521	$440.2	5,901	$365.4	11,835	$424.4	10,916	$368.6

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,224	$471.4	1,931	$434.9	4,234	$468.7	3,726	$433.1
North East	433	$446.3	262	$374.9	805	$441.5	543	$376.3
Mid East	1,404	$340.6	945	$317.4	2,667	$338.6	1,930	$321.6
South East	1,624	$310.7	1,158	$302.9	3,051	$309.8	2,327	$303.2
Total	5,685	$391.3	4,296	$369.8	10,757	$389.3	8,526	$368.8

	As of June 30,
	2021		2020
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,626	$517.7	4,328	$448.7
North East	979	$485.7	771	$403.5
Mid East	3,322	$364.8	2,644	$327.5
South East	3,700	$359.0	2,880	$309.2
Total	12,627	$428.5	10,623	$377.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New order cancellation rate:
Mid Atlantic	7.8%	15.6%	8.7%	18.6%
North East	6.6%	15.8%	8.9%	18.8%
Mid East	10.4%	14.5%	9.3%	17.4%
South East	7.5%	16.9%	9.2%	17.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average active communities:
Mid Atlantic	153	188	156	189
North East	32	41	33	40
Mid East	126	141	133	139
South East	109	114	110	111
Total	420	484	432	479

Homebuilding Inventory:

	June 30, 2021	December 31, 2020
Sold inventory:
Mid Atlantic	$779,468	$704,595
North East	175,866	140,461
Mid East	339,080	278,510
South East	418,806	336,902
Total (1)	$1,713,220	$1,460,468

	June 30, 2021	December 31, 2020
Unsold lots and housing units inventory:
Mid Atlantic	$91,495	$76,690
North East	11,957	7,941
Mid East	11,750	13,252
South East	12,477	23,220
Total (1)	$127,679	$121,103
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	June 30, 2021	December 31, 2020
Total lots controlled:
Mid Atlantic	44,900	42,100
North East	11,600	10,500
Mid East	22,400	22,000
South East	35,200	31,100
Total	114,100	105,700

	June 30, 2021	December 31, 2020
Contract land deposits, net:
Mid Atlantic	$239,488	$212,742
North East	38,295	32,949
Mid East	48,843	49,222
South East	105,577	100,864
Total	$432,203	$395,777

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$—	$—	$8	$—
North East	—	28	—	294
Mid East	5	4	11	4
South East	—	448	—	902
Total	$5	$480	$19	$1,200

Mid Atlantic
Three Months Ended June 30, 2021 and 2020
The Mid Atlantic segment had an approximate $76,400, or 78%, increase in segment profit in the second quarter of 2021 compared to the second quarter of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $208,600, or 25%, quarter over quarter. Segment revenues increased due to increases in the number of units settled and the average settlement price of 15% and 8%, respectively, quarter over quarter. The increases in the number of units settled and the average settlement price were attributable to a 23% higher backlog unit balance entering the second quarter of 2021 compared to the backlog unit balance entering the second quarter of 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 10% higher average sales price of units in backlog entering the second quarter of 2021 compared to the same period in 2020. The Mid Atlantic segment’s gross profit margin percentage increased to 22.5% in the second quarter of 2021 from 19.1% in the second quarter of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity quarter over quarter. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor quarter over quarter.
Segment New Orders decreased 12% while the average sales price of New Orders increased 21% in the second quarter of 2021 compared to the second quarter of 2020. New Orders were lower due primarily to a 19% decrease in average number of active communities in the second quarter of 2021 compared to the same period in 2020. The increase in the average sales price of New Orders quarter over quarter was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.
Six Months Ended June 30, 2021 and 2020
The Mid Atlantic segment had an approximate $123,800, or 69%, increase in segment profit in the first six months of 2021 compared to the first six months of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $370,700, or 23%, year over year. Segment revenues increased due to increases in the number of units settled and the average settlement price of 14% and 8%, respectively, year over year. The increases in the number of units settled and the average settlement price were attributable to a 24% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 7% higher average sales price of units in backlog entering 2021 compared to the same period in 2020. The Mid Atlantic segment’s gross profit margin percentage increased to 21.5% in the first six months of 2021 from 18.9% in the first six months of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.
Segment New Orders decreased 1% while the average sales price of New Orders increased 17% in the first six months of 2021 compared to the first six months of 2020. New Orders were negatively impacted primarily by a 17% decrease in average number of active communities in the first six months of 2021 compared to the same period in 2020. The increase in the average sales price of New Orders year over year was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.
North East
Three Months Ended June 30, 2021 and 2020
The North East segment had an approximate $14,900, or 223%, increase in segment profit in the second quarter of 2021 compared to the second quarter of 2020, due primarily to an increase in segment revenues of approximately $95,000, or 97%, quarter over quarter. Segment revenues increased due to increases in the number of units settled and the average settlement price of 65% and 19%, respectively, quarter over quarter. The increase in the number of units settled was attributable to a 53% higher backlog unit balance entering the second quarter of

2021 compared to the backlog unit balance entering the second quarter of 2020, coupled with a higher backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 14% higher average sales price of units in backlog entering the second quarter of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage decreased to 18.7% in the second quarter of 2021 from 19.9% in the second quarter of 2020, primarily due to higher prices for lumber, certain other commodities and labor quarter over quarter, offset partially by improved leveraging of certain operating costs attributable to the increased settlement activity quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 7% and 33%, respectively, in the second quarter of 2021 compared to the second quarter of 2020. New Orders and the average sales price of New Orders were higher due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power. Additionally, the average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced markets within the segment quarter over quarter.
Six Months Ended June 30, 2021 and 2020
The North East segment had an approximate $19,900, or 119%, increase in segment profit in the first six months of 2021 compared to the first six months of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $151,100, or 74%, year over year. Segment revenues increased due to increases in the number of units settled and the average settlement price of 48% and 17%, respectively, year over year. The increase in the number of units settled was attributable to a 62% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 10% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020, coupled with a 24% increase in the average sales price of New Orders in the first quarter of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage decreased to 18.3% in the first six months of 2021 from 20.7% in the same period in 2020, primarily due to higher prices for lumber, certain other commodities and labor year over year, offset partially by improved leveraging of certain operating costs attributable to the increased settlement activity year over year.
Segment New Orders and the average sales price of New Orders increased 15% and 28%, respectively, in the first six months of 2021 compared to the first six months of 2020. New Orders and the average sales price of New Orders were higher due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.
Mid East
Three Months Ended June 30, 2021 and 2020
The Mid East segment had an approximate $32,600, or 119%, increase in segment profit in the second quarter of 2021 compared to the second quarter of 2020, due primarily to an increase in segment revenues of approximately $178,200, or 59%, quarter over quarter. Segment revenues increased primarily due to a 49% increase in the number of units settled and a 7% increase in the average settlement price quarter over quarter. The increase in the number of units settled was attributable to a 66% higher backlog unit balance entering the second quarter of 2021 compared to the backlog unit balance entering the second quarter of 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 6% higher average sales price of units in backlog entering the second quarter of 2021 compared to same period in 2020. The segment's gross profit margin percentage was relatively flat quarter over quarter as the increase in the average settlement price and improved leveraging of certain operating costs attributable to the increase in settlement activity were offset by higher prices for lumber, certain other commodities and labor quarter over quarter.
Segment New Orders decreased 14% while the average sales price of New Orders increased 19% in the second quarter of 2021 compared to the second quarter of 2020. New Orders were negatively impacted by an 11% decrease in the average number of active communities quarter over quarter. The average sales price of New Orders was higher due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.

Six Months Ended June 30, 2021 and 2020
The Mid East segment had an approximate $50,400, or 86%, increase in segment profit in the first six months of 2021 compared to the first six months of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $282,500, or 46%, year over year. Segment revenues increased due to increases in the number of units settled and the average settlement price of 38% and 5%, respectively, year over year. The increase in the number of units settled was attributable to a 59% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020. The segment's gross profit margin percentage was relatively flat in the first six months of 2021 compared to the same period in 2020 as the increase in the average settlement price and improved leveraging of certain operating costs attributable to the increase in settlement activity were offset by higher prices for lumber, certain other commodities and labor year over year.
Segment New Orders and the average sales price of New Orders each increased 13% in the first six months of 2021 compared to the first six months of 2020. New Orders were higher due primarily to strong sales in the first quarter of 2021 compared to the same period in 2020, offset partially by the aforementioned 14% decrease in sales in the second quarter of 2021 due to the decrease in the average number of active communities in the second quarter of 2021 compared to 2020. The average sales price of New Orders was higher year over year due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.
South East
Three Months Ended June 30, 2021 and 2020
The South East segment had an approximate $36,200, or 85%, increase in segment profit in the second quarter of 2021 compared to the second quarter of 2020. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $154,000, or 44%, quarter over quarter. The increase in revenues is attributable to a 40% increase in the number of units settled and a 3% increase in the average settlement price quarter over quarter. The increase in the number of units settled was attributable to a 49% higher backlog unit balance entering the second quarter 2021 compared to the backlog unit balance entering the second quarter of 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 7% higher average sales price of units in backlog entering the second quarter of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage increased to 22.4% in the second quarter of 2021 from 20.8% in the second quarter of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity quarter over quarter. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 6% and 22%, respectively, in the second quarter of 2021 compared to the second quarter of 2020.  New Orders and the average sales price of New Orders were higher due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.

Six Months Ended June 30, 2021 and 2020
The South East segment had an approximate $45,700, or 51%, increase in segment profit in the first six months of 2021 compared to the first six months of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $239,600, or 34%, year over year. Segment revenues increased due to increases in the number of units settled and the average settlement price of 31% and 2%, respectively, year over year. The increase in the number of units settled was attributable to a 46% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 3% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020. The segment’s gross profit margin percentage increased to 21.4% in the first six months of 2021 from 21.0% in the first six months of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.
Segment New Orders and the average sales price of New Orders increased 17% and 16%, respectively, in the first six months of 2021 compared to the first six months of 2020. New Orders and the average sales price of New Orders were higher due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us pricing power.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Homebuilding consolidated gross profit:
Mid Atlantic	$235,944	$160,197	$427,246	$304,525
North East	36,090	19,503	65,037	42,247
Mid East	89,702	55,264	167,206	113,551
South East	112,859	73,099	202,589	148,074
Consolidation adjustments and other	28,292	(3,798)	27,067	(43,168)
Homebuilding consolidated gross profit	$502,887	$304,265	$889,145	$565,229

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Homebuilding consolidated income before taxes:
Mid Atlantic	$174,481	$98,067	$303,548	$179,740
North East	21,510	6,658	36,737	16,809
Mid East	59,887	27,302	108,828	58,466
South East	78,919	42,765	135,584	89,909
Reconciling items:
Contract land deposit recoveries (impairments) (1)	7,178	(460)	13,374	(36,075)
Equity-based compensation expense	(12,209)	(13,768)	(25,705)	(20,837)
Corporate capital allocation (2)	63,032	59,870	124,583	116,521
Unallocated corporate overhead	(33,668)	(23,288)	(73,804)	(60,927)
Consolidation adjustments and other (3)	31,944	6,803	34,330	16,456
Corporate interest expense	(12,811)	(9,144)	(25,793)	(15,338)
Reconciling items sub-total	43,466	20,013	46,985	(200)
Homebuilding consolidated income before taxes	$378,263	$194,805	$631,682	$344,724

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Corporate capital allocation charge:
Mid Atlantic	$31,135	$31,581	$61,731	$61,336
North East	6,457	5,790	12,495	11,349
Mid East	11,066	9,687	21,690	19,050
South East	14,374	12,812	28,667	24,786
Total	$63,032	$59,870	$124,583	$116,521

(3)The increase in the three and six month periods of 2021 relates primarily to the significant increase in lumber prices during the second half of 2020 through the first half of 2021. Our reportable segments' results include intercompany profits of our production facilities, which were negatively impacted by the increase in lumber costs. The increase in lumber costs related to homes not yet settled is reversed through the consolidation adjustment. As the homes currently in inventory are settled in subsequent quarters, our consolidated homebuilding margins will be negatively impacted by the higher lumber costs.

Mortgage Banking Segment
Three and Six Months Ended June 30, 2021 and 2020
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loan closing volume:
Total principal	$1,565,095	$1,144,428	$2,977,974	$2,276,531

Loan volume mix:
Adjustable rate mortgages	4%	2%	2%	2%
Fixed-rate mortgages	96%	98%	98%	98%

Operating profit:
Segment profit	$40,372	$15,692	$99,934	$27,571
Equity-based compensation expense	(1,170)	(666)	(2,145)	(1,089)
Mortgage banking income before tax	$39,202	$15,026	$97,789	$26,482

Capture rate:	89%	89%	89%	90%

Mortgage banking fees:
Net gain on sale of loans	$47,602	$23,174	$115,152	$41,574
Title services	11,235	8,265	21,232	16,518
Servicing fees	201	171	389	339
	$59,038	$31,610	$136,773	$58,431

Loan closing volume for the three and six months ended June 30, 2021 increased by approximately $420,700, or 37%, and $701,400, or 31%, from the same periods in 2020. The increase in loan closing volume during the three and six months ended June 30, 2021 was primarily attributable to the 32% and 26% increases in the homebuilding segment’s number of units settled during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.
Segment profit for the three and six months ended June 30, 2021 increased by approximately $24,700, or 157%, and $72,400, or 262%, from the same periods in 2020. These increases were primarily attributable to increases in mortgage banking fees of approximately $27,400 and $78,300, respectively, primarily due to increased mortgage volume in the first half of 2021 and the recovery in the mortgage markets from the disruptions in the first half of 2020 related to the COVID-19 pandemic.

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year.
Effective Tax Rate
Our effective tax rate for the three and six months ended June 30, 2021 was 23.0% and 21.9%, respectively, compared to 21.8% and 8.5% for the three and six months ended June 30, 2020, respectively. The increase in the effective tax rate in the three and six month periods of 2021 compared to the same periods in 2020 is primarily attributable to the impact of the income tax benefit recognized related to excess tax benefits from stock option exercises totaling $11,213 and $28,590 for the three and six months ended June 30, 2021, respectively, and $6,854 and $62,509 for the three and six months ended June 30, 2020, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Overview
We had a very strong liquidity position as of June 30, 2021, with approximately $2,600,000 in cash and cash equivalents, approximately $288,000 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
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
Credit Agreement
Our unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $300,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $11,900 outstanding at June 30, 2021. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Credit Agreement at June 30, 2021.
Repurchase Agreement
NVRM's revolving mortgage repurchase facility (the “Repurchase Agreement”) provides for aggregate borrowings up to $150,000 and is non-recourse to NVR.  In July 2021, NVRM entered into the Thirteenth Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 20, 2022. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At June 30, 2021, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at June 30, 2021.
For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Cash Flows
For the six months ended June 30, 2021, cash, restricted cash, and cash equivalents decreased by $144,956.  Cash provided by operating activities was $521,020.  Cash was provided by earnings for the six months ended June 30, 2021, net proceeds of $212,649 from mortgage loan activity and a $124,685 increase in customer deposits due primarily to the increase in homebuilding backlog. Cash was primarily used to fund the increase in homebuilding inventory of $264,291 due to an increase in the number of units under construction at June 30, 2021 compared to December 31, 2020.
Net cash used in investing activities for the six months ended June 30, 2021 was $6,622, attributable primarily to cash used for purchases of property, plant and equipment of $6,620.
Net cash used in financing activities was $659,354 for the six months ended June 30, 2021.  Cash was used to repurchase 164,975 shares of our common stock at an aggregate purchase price of $754,366 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $95,673.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2021.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2021. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended June 30, 2021. On December 14, 2020 and May 5, 2021, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $300,000 and $500,000 per authorization, respectively.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	12,677	$4,862.22	12,677	$106,999
May 1 - 31, 2021 (1)	25,805	$4,852.50	25,805	$481,780
June 1 - 30, 2021	39,970	$4,755.68	39,970	$291,696
Total	78,452	$4,804.74	78,452

(1) Of the shares repurchased in May 2021, 21,972 shares were repurchased under the December 14, 2020 share repurchase authorization, which fully utilized the December authorization. The remaining 3,833 shares were repurchased under the May 5, 2021 share repurchase authorization.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Thirteenth Amendment to Amended and Restated Master Repurchase Agreement dated July 21, 2021 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: August 3, 2021	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer