Form 10-Q
period 2021-09-30
NVR INC
filed 2021-11-02
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2021 there were 3,482,747 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Homebuilding:
Cash and cash equivalents	$2,681,110	$2,714,720
Restricted cash	41,820	28,912
Receivables	22,525	18,299
Inventory:
Lots and housing units, covered under sales agreements with customers	1,697,959	1,484,936
Unsold lots and housing units	130,427	123,197
Land under development	8,151	62,790
Building materials and other	26,988	38,159
	1,863,525	1,709,082

Contract land deposits, net	453,255	387,628
Property, plant and equipment, net	55,253	57,786
Operating lease right-of-use assets	60,605	53,110
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	211,557	203,399
	5,431,230	5,214,516
Mortgage Banking:
Cash and cash equivalents	21,999	63,547
Restricted cash	2,860	2,334
Mortgage loans held for sale, net	287,525	449,760
Property and equipment, net	3,948	4,544
Operating lease right-of-use assets	10,747	12,439
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	23,238	22,654
	357,664	562,625
Total assets	$5,788,894	$5,777,141

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$329,863	$339,867
Accrued expenses and other liabilities	416,266	440,671
Customer deposits	381,594	240,758
Operating lease liabilities	66,002	59,357
Senior notes	1,516,544	1,517,395
	2,710,269	2,598,048
Mortgage Banking:
Accounts payable and other liabilities	50,077	62,720
Operating lease liabilities	11,497	13,299
	61,574	76,019
Total liabilities	2,771,843	2,674,067

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2021 and December 31, 2020	206	206
Additional paid-in capital	2,349,000	2,214,426
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both September 30, 2021 and December 31, 2020	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	9,713,258	8,811,120
Less treasury stock at cost – 17,042,644 and 16,859,753 shares as of September 30, 2021 and December 31, 2020, respectively	(9,045,413)	(7,922,678)
Total shareholders' equity	3,017,051	3,103,074
Total liabilities and shareholders' equity	$5,788,894	$5,777,141

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Homebuilding:
Revenues	$2,336,615	$1,920,751	$6,524,886	$5,065,216
Other income	1,496	1,988	4,714	9,732
Cost of sales	(1,817,939)	(1,536,044)	(5,117,065)	(4,115,280)
Selling, general and administrative	(112,226)	(105,741)	(347,051)	(318,610)
Operating income	407,946	280,954	1,065,484	641,058
Interest expense	(12,838)	(11,309)	(38,694)	(26,689)
Homebuilding income	395,108	269,645	1,026,790	614,369

Mortgage Banking:
Mortgage banking fees	59,025	69,261	195,798	127,692
Interest income	2,336	2,222	6,577	6,545
Other income	1,022	887	2,877	2,215
General and administrative	(22,959)	(20,180)	(67,228)	(57,149)
Interest expense	(405)	(378)	(1,216)	(1,009)
Mortgage banking income	39,019	51,812	136,808	78,294

Income before taxes	434,127	321,457	1,163,598	692,663
Income tax expense	(102,046)	(64,991)	(261,460)	(96,419)

Net income	$332,081	$256,466	$902,138	$596,244

Basic earnings per share	$93.25	$69.19	$249.30	$161.85

Diluted earnings per share	$86.44	$65.11	$231.75	$153.03

Basic weighted average shares outstanding	3,561	3,706	3,619	3,684

Diluted weighted average shares outstanding	3,842	3,939	3,893	3,896

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$902,138	$596,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,720	16,801
Equity-based compensation expense	42,859	35,565
Contract land deposit and other (recoveries) impairments, net	(17,474)	32,751
Gain on sale of loans, net	(162,729)	(100,348)
Mortgage loans closed	(4,599,324)	(3,663,220)
Mortgage loans sold and principal payments on mortgage loans held for sale	4,918,464	3,914,000
Distribution of earnings from unconsolidated joint ventures	7,500	—
Net change in assets and liabilities:
Increase in inventory	(154,443)	(416,488)
(Increase) decrease in contract land deposits	(48,153)	4,585
Increase in receivables	(2,349)	(3,060)
(Decrease) increase in accounts payable and accrued expenses	(44,970)	109,921
Increase in customer deposits	140,836	79,236
Other, net	(14,783)	(26,647)
Net cash provided by operating activities	982,292	579,340

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(861)	(435)
Purchase of property, plant and equipment	(11,946)	(12,329)
Proceeds from the sale of property, plant and equipment	821	665
Net cash used in investing activities	(11,986)	(12,099)

Cash flows from financing activities:
Purchase of treasury stock	(1,152,855)	(216,582)
Proceeds from senior notes	—	923,905
Debt issuance costs	—	(4,750)
Principal payments on finance lease liabilities	(1,008)	(665)
Proceeds from the exercise of stock options	121,835	162,522
Net cash (used in) provided by financing activities	(1,032,028)	864,430

Net (decrease) increase in cash, restricted cash, and cash equivalents	(61,722)	1,431,671
Cash, restricted cash, and cash equivalents, beginning of the period	2,809,782	1,160,804

Cash, restricted cash, and cash equivalents, end of the period	$2,748,060	$2,592,475

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$39,473	$24,957
Income taxes paid during the period, net of refunds	$289,850	$86,214

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three and nine months ended September 30, 2021 and 2020, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of September 30, 2021 and December 31, 2020 was $271 and $269, respectively, and as of September 30, 2020 and December 31, 2019 was $271 and $281, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $381,594 and $240,758 as of September 30, 2021 and December 31, 2020, respectively. We expect that substantially all of the customer deposits held at December 31, 2020 will be recognized in revenue in 2021. Our contract assets consist of prepaid sales compensation and totaled approximately $24,300 and $22,500, as of September 30, 2021 and December 31, 2020, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.

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
As of September 30, 2021, we controlled approximately 116,550 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $483,600 and $10,700, respectively.  Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs. For the three and nine month periods ended September 30, 2021, we recorded a net reversal of approximately $4,100 and $17,500, respectively, related to previously impaired lot deposits as market conditions have improved. For the three month period ended September 30, 2020, we recorded a net reversal of approximately $4,800 related to previously impaired lot deposits. For the nine months ended September 30, 2020, we incurred net pre-tax lot deposit charges of approximately $32,500. Our contract land deposit is shown net of a $34,704 and $52,205 impairment reserve at September 30, 2021 and December 31, 2020, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 12,500 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $4,400 and $100, respectively, as of September 30, 2021, of which approximately $3,300 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of September 30, 2021 and December 31, 2020, our total risk of loss was as follows:

	September 30, 2021	December 31, 2020
Contract land deposits	$487,959	$439,833
Loss reserve on contract land deposits	(34,704)	(52,205)
Contract land deposits, net	453,255	387,628
Contingent obligations in the form of letters of credit	10,755	8,249
Total risk of loss	$464,010	$395,877

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
At September 30, 2021, we had an aggregate investment totaling approximately $20,800 in four JVs that are expected to produce approximately 2,300 finished lots, of which approximately 1,950 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $2,900 to one of the JVs at September 30, 2021. We have determined that we are not the primary beneficiary of three of the JVs because we either share power with the other JV partner or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $20,800 and $23,600 at September 30, 2021 and December 31, 2020, respectively, and is reported in the “Other assets” line item on the accompanying condensed consolidated balance sheets. None of the unconsolidated JVs had any indicators of impairment as of September 30, 2021. For the remaining JV, we have concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. As of December 31, 2020, all activities under the consolidated JV had been completed. As of September 30, 2021, we had no investment remaining in the JV and the JV had remaining balances of $271 in cash and $250 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
During 2021, we had the following significant land under development transactions:
–Sold a land parcel to a developer for approximately $45,800, which approximated our carrying value of the property as of the sale date. In conjunction with the sale, we entered into an LPA with the developer for the option to purchase the finished lots expected to be developed from the parcel.
–Completed the development of one land parcel and transferred development costs totaling approximately $16,500 to inventory.
–Purchased a raw land parcel for approximately $7,200, which is expected to produce approximately 80 lots.
As of September 30, 2021, we directly owned two separate raw land parcels with a carrying value of $8,151 that are expected to produce approximately 100 finished lots. We have additional funding commitments of approximately $2,700 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $800. None of the raw parcels had any indicators of impairment as of September 30, 2021.
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
The following table reflects the changes in our capitalized interest during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest capitalized, beginning of period	$644	$2,673	$1,025	$3,499
Interest incurred	13,263	11,792	39,977	28,092
Interest charged to interest expense	(13,243)	(11,687)	(39,910)	(27,698)
Interest charged to cost of sales	(100)	(370)	(528)	(1,485)
Interest capitalized, end of period	$564	$2,408	$564	$2,408

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of shares outstanding used to calculate basic EPS	3,561	3,706	3,619	3,684
Dilutive securities:
Stock options and restricted share units	281	233	274	212
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,842	3,939	3,893	3,896
The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2021 and 2020, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive securities	16	21	22	30

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended September 30, 2021 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, June 30, 2021	$206	$2,314,564	$9,381,177	$(8,653,659)	$(16,710)	$16,710	$3,042,288

Net income	—	—	332,081	—	—	—	332,081
Purchase of common stock for treasury	—	—	—	(398,489)	—	—	(398,489)
Equity-based compensation	—	15,009	—	—	—	—	15,009
Proceeds from Options exercised	—	26,162	—	—	—	—	26,162
Treasury stock issued upon option exercise and restricted share vesting	—	(6,735)	—	6,735	—	—	—
Balance, September 30, 2021	$206	$2,349,000	$9,713,258	$(9,045,413)	$(16,710)	$16,710	$3,017,051
A summary of changes in shareholders’ equity for the nine months ended September 30, 2021 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2020	$206	$2,214,426	$8,811,120	$(7,922,678)	$(16,710)	$16,710	$3,103,074

Net income	—	—	902,138	—	—	—	902,138
Purchase of common stock for treasury	—	—	—	(1,152,855)	—	—	(1,152,855)
Equity-based compensation	—	42,859	—	—	—	—	42,859
Proceeds from Options exercised	—	121,835	—	—	—	—	121,835
Treasury stock issued upon option exercise and restricted share vesting	—	(30,120)	—	30,120	—	—	—
Balance, September 30, 2021	$206	$2,349,000	$9,713,258	$(9,045,413)	$(16,710)	$16,710	$3,017,051

We repurchased approximately 80 and 245 shares of our common stock during the three and nine months ended September 30, 2021, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  Approximately 13 and 62 shares were issued from the treasury account during the three and nine months ended September 30, 2021, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The following table reflects the changes in our Warranty Reserve during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warranty reserve, beginning of period	$127,502	$111,219	$119,638	$108,053
Provision	22,789	20,894	66,878	48,992
Payments	(20,188)	(18,564)	(56,413)	(43,496)
Warranty reserve, end of period	$130,103	$113,549	$130,103	$113,549

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
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense.  Our overhead functions such as accounting, treasury and human resources are centrally performed and these costs are not allocated to our operating segments.  Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments.  External corporate interest expense primarily consists of interest charges on our 3.95% Senior Notes due 2022 and 3.00% Senior Notes due 2030 (collectively, the “Senior Notes”), which are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Homebuilding Mid Atlantic	$1,082,710	$949,472	$3,067,267	$2,563,375
Homebuilding North East	213,087	157,973	568,524	362,328
Homebuilding Mid East	503,232	404,992	1,406,364	1,025,642
Homebuilding South East	537,586	408,314	1,482,731	1,113,871
Mortgage Banking	59,025	69,261	195,798	127,692
Total consolidated revenues	$2,395,640	$1,990,012	$6,720,684	$5,192,908

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before taxes:
Homebuilding Mid Atlantic	$222,504	$104,700	$526,052	$284,440
Homebuilding North East	33,885	14,272	70,622	31,081
Homebuilding Mid East	81,021	45,109	189,849	103,575
Homebuilding South East	100,688	52,554	236,272	142,463
Mortgage Banking	40,249	52,890	140,183	80,461
Total segment profit before taxes	478,347	269,525	1,162,978	642,020
Reconciling items:
Contract land deposit recoveries (impairments) (1)	4,126	4,867	17,500	(31,208)
Equity-based compensation expense	(15,009)	(13,639)	(42,859)	(35,565)
Corporate capital allocation (2)	64,055	60,662	188,638	177,184
Unallocated corporate overhead	(27,801)	(26,915)	(101,605)	(87,912)
Consolidation adjustments and other (3)	(56,786)	38,244	(22,456)	54,769
Corporate interest expense	(12,805)	(11,287)	(38,598)	(26,625)
Reconciling items sub-total	(44,220)	51,932	620	50,643
Consolidated income before taxes	$434,127	$321,457	$1,163,598	$692,663

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
(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$31,057	$31,383	$92,788	$92,720
Homebuilding North East	6,719	5,793	19,214	17,142
Homebuilding Mid East	11,114	10,386	32,804	29,436
Homebuilding South East	15,165	13,100	43,832	37,886
Total	$64,055	$60,662	$188,638	$177,184

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

(3)    The decrease in consolidation adjustments and other for the three and nine month periods of 2021 compared to the respective 2020 periods is driven by changes in lumber prices in 2021. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. For homes not yet settled, these intercompany profits are reversed through the consolidation adjustments. Due to the significantly higher lumber prices in the first half of 2021, the previously reversed intercompany profits were recognized in the third quarter through the consolidation adjustment as homes were settled, and our consolidated homebuilding margins were negatively impacted by the higher lumber costs.

	September 30, 2021	December 31, 2020
Assets:
Homebuilding Mid Atlantic	$1,183,206	$1,140,910
Homebuilding North East	230,813	202,591
Homebuilding Mid East	432,723	377,448
Homebuilding South East	581,646	494,295
Mortgage Banking	350,317	555,278
Total segment assets	2,778,705	2,770,522
Reconciling items:
Cash and cash equivalents	2,681,110	2,714,720
Deferred taxes	136,446	132,980
Intangible assets and goodwill	49,562	49,678
Operating lease right-of-use assets	60,605	53,110
Finance lease right-of-use assets	14,706	15,772
Contract land deposit reserve	(34,704)	(52,205)
Consolidation adjustments and other	102,464	92,564
Reconciling items sub-total	3,010,189	3,006,619
Consolidated assets	$5,788,894	$5,777,141

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of September 30, 2021 and December 31, 2020. The estimated fair value is based on recent market prices of similar

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
transactions, which is classified as Level 2 within the fair value hierarchy.

	September 30, 2021	December 31, 2020
Estimated Fair Values:
3.95% Senior Notes due 2022	$614,568	$630,000
3.00% Senior Notes due 2030	941,697	982,620
Total	$1,556,265	$1,612,620
Carrying Values:
3.95% Senior Notes due 2022	$599,396	$598,925
3.00% Senior Notes due 2030	917,148	918,470
Total	$1,516,544	$1,517,395
Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At September 30, 2021, there were rate lock commitments to extend credit to borrowers aggregating $961,557 and open forward delivery contracts aggregating $1,107,575, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  As of September 30, 2021, the fair value of loans held for sale of $287,525 included on the accompanying condensed consolidated balance sheet has been increased by $2,687 from the aggregate principal balance of $284,838. As of December 31, 2020, the fair value of loans held for sale of $449,760 were increased by $10,042 from the aggregate principal balance of $439,718.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	September 30, 2021	December 31, 2020
Rate lock commitments:
Gross assets	$11,540	$10,844
Gross liabilities	3,578	87
Net rate lock commitments	$7,962	$10,757
Forward sales contracts:
Gross assets	$3,800	$1
Gross liabilities	397	5,217
Net forward sales contracts	$3,403	$(5,216)
As of September 30, 2021 the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying condensed consolidated balance sheets. As of December 31, 2020, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".
The fair value measurement adjustment as of September 30, 2021 was as follows:

	Notional or Principal Amount	Assumed Gain/(Loss) From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$961,557	$1,912	$(2,466)	$8,516	$—	$7,962
Forward sales contracts	$1,107,575	—	—	—	3,403	3,403
Mortgages held for sale	$284,838	858	(1,174)	3,003	—	2,687
Total fair value measurement		$2,770	$(3,640)	$11,519	$3,403	$14,052

The total fair value measurement adjustment as of December 31, 2020 was $15,583. NVRM recorded a fair value adjustment to expense of $3,771 and $1,531 for the three and nine months ended September 30, 2021, respectively. NVRM recorded a fair value adjustment to income of $1,735 for the three months ended September 30, 2020, and a fair value adjustment to expense of $1,968 for the nine months ended September 30, 2020. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
11.    Debt
As of September 30, 2021, we had the following debt instruments outstanding:
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
3.00% Senior Notes due 2030 ("2030 Senior Notes")
The 2030 Senior Notes have an aggregate principal balance of $900,000 and mature on May 15, 2030. The 2030 Senior Notes bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. The 2030 Senior Notes were issued in three separate issuances, $600,000 issued at a discount to yield 3.02%, and the two additional issuances totaling $300,000 issued at a premium to yield 2.00%. The 2030 Senior Notes have been reflected net of the unamortized discount or premium, as applicable, and the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $15,600 was outstanding at September 30, 2021. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Facility at September 30, 2021.
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
In July 2021, NVRM entered into the Thirteenth Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 20, 2022. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At September 30, 2021, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at September 30, 2021.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain plant equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)
ROU assets and finance lease liabilities were $14,706 and $15,441, respectively, as of September 30, 2021, and $15,772 and $16,173, respectively, as of December 31, 2020. Our leases have remaining lease terms of up to 18.9 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$7,906	$7,689	$23,395	$23,542
Finance lease expense:
Amortization of ROU assets	454	327	1,342	874
Interest on lease liabilities	107	70	324	170
Short-term lease expense	6,001	5,625	17,752	18,236
Total lease expense	$14,468	$13,711	$42,813	$42,822

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars and shares in thousands, except per share data)
(unaudited)

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,143	$7,339	$20,831	$20,733
Operating cash flows from finance leases	107	70	324	170
Financing cash flows from finance leases	347	253	1,008	665

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,711	$1,806	$23,282	$7,491
Finance leases	$187	$9,056	$276	$9,496

			September 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases			6.7	4.7
Finance leases			11.9	12.5

Weighted-average discount rate:
Operating leases			3.0%	3.4%
Finance leases			2.8%	2.8%

14.    Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2021 was 23.5% and 22.5%, respectively, compared to 20.2% and 13.9% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate in the three and nine month periods of 2021 compared to the same periods in 2020 is primarily attributable to the impact of the income tax benefit recognized related to excess tax benefits from stock option exercises totaling $9,244 and $37,834 for the three and nine months ended September 30, 2021, respectively, and $17,834 and $80,343 for the three and nine months ended September 30, 2020, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” "intends" or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the impact of the COVID-19 pandemic on our business and customers, supply chain disruptions, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: the impact of COVID-19 on us and the economy generally; general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control.  We undertake no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of NVR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Overview
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

Outlook
Demand for new homes remained strong in the third quarter of 2021, driven by historically low mortgage interest rates and limited housing supply. This has resulted in strong sales absorptions and rising home prices. Additionally, the strong demand has led to increased construction activity and demand for building materials, which, along with the impacts of COVID-19, has resulted in some supply chain disruptions. We expect these issues to continue over the next several quarters as suppliers continue to work through the disruptions to meet the increased demand.
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
As of September 30, 2021, we controlled approximately 118,600 lots as described below.
Lot Purchase Agreements
We controlled approximately 116,550 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $483,600 and $10,700, respectively. Included in the number of controlled lots are approximately 5,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $34,700 as of September 30, 2021.

Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $20,800 in four JVs, expected to produce approximately 2,300 lots. Of the lots to be produced by the JVs, approximately 1,950 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $2,900 to one of the JVs at September 30, 2021.
Land Under Development
We directly owned two separate raw land parcels, zoned for their intended use, with a cost basis, including development costs, of approximately $8,200 that we intend to develop into approximately 100 finished lots. We had additional funding commitments of approximately $2,700 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $800.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 12,500 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash and letters of credit totaling approximately $4,400 and $100, respectively, as of September 30, 2021, of which approximately $3,300 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the third quarter of 2021 totaled $2,395,640, a 20% increase from the third quarter of 2020.  Net income for the third quarter ended September 30, 2021 was $332,081, or $86.44 per diluted share, increases of 29% and 33% when compared to net income and diluted earnings per share in the third quarter of 2020, respectively.  Our homebuilding gross profit margin percentage increased to 22.2% in the third quarter of 2021 from 20.0% in the third quarter of 2020. New orders, net of cancellations (“New Orders”) decreased by 22% to 5,201 units in the third quarter of 2021 compared to the third quarter of 2020. The average sales price for New Orders in the third quarter of 2021 increased by 15% to $442.0 compared to the third quarter of 2020.

Homebuilding Operations
The following table summarizes the results of operations and other data for the consolidated homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Financial Data:
Revenues	$2,336,615	$1,920,751	$6,524,886	$5,065,216
Gross Profit Margin	518,676	384,707	1,407,821	949,936
Gross profit margin percentage	22.2%	20.0%	21.6%	18.8%
Selling, general and administrative expenses	$112,226	$105,741	$347,051	$318,610
Operating Data:
New orders (units)	5,201	6,681	17,036	17,597
Average new order price	$442.0	$384.2	$429.8	$374.5
Settlements (units)	5,683	5,180	16,440	13,706
Average settlement price	$411.1	$370.8	$396.9	$369.5
Backlog (units)			12,145	12,124
Average backlog price			$442.4	$384.0
New order cancellation rate	9.2%	11.8%	9.1%	15.8%
Average active communities	414	465	426	475

Consolidated Homebuilding - Three Months Ended September 30, 2021 and 2020
Homebuilding revenues increased 22% in the third quarter of 2021 compared to the same period in 2020, as a result of a 10% increase in the number of units settled and an 11% increase in the average settlement price. The increase in the number of units settled was attributable to a 19% higher backlog unit balance entering the third quarter of 2021 compared to the same period in 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 14% higher average sales price of units in backlog entering the third quarter of 2021 compared to the same period in 2020.
Gross profit margin percentage in the third quarter of 2021 increased to 22.2%, from 20.0% in the third quarter of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity quarter over quarter. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor quarter over quarter.
The number of New Orders decreased 22% while the average sales price of New Orders increased 15% in the third quarter of 2021 compared to the third quarter of 2020.  New Orders were lower due primarily to an 11% decrease in the average number of active communities in the third quarter of 2021 compared to the same period in 2020. The increase in the average sales price of New Orders quarter over quarter was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and has provided us sustained pricing power since the second half of 2020.
Selling, general and administrative (“SG&A”) expense in the third quarter of 2021 increased by approximately $6,500 compared to the third quarter of 2020, but as a percentage of revenue decreased to 4.8% from 5.5% quarter over quarter due to improved leveraging of SG&A costs. The increase in SG&A expense quarter over quarter was attributable primarily to increased personnel costs due to increased headcount.
Consolidated Homebuilding - Nine Months Ended September 30, 2021 and 2020
Homebuilding revenues increased 29% in the first nine months of 2021 compared to the same period in 2020, as a result of a 20% increase in the number of units settled and a 7% increase in the average settlement price. The increase in the number of units settled was attributable to a 40% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year.

The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020 coupled with a 15% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020.
Gross profit margin percentage in the first nine months of 2021 increased to 21.6% from 18.8% in the first nine months of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year. Additionally, the increase in gross profit margin year over year was attributable to gross profit margin in 2020 being negatively impacted by contract land deposit impairment charges of approximately $32,500, or 65 basis points.
The number of New Orders decreased 3% while the average sales price of New Orders increased 15% in the first nine months of 2021 compared to the same period in 2020.  The number of New Orders in the current year were lower due primarily to a 10% decrease in the average number of active communities year over year. The increase in the average sales price of New Orders was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
SG&A expense in the first nine months of 2021 increased by approximately $28,400, but as a percentage of revenue decreased to 5.3% from 6.3% year over year due to improved leveraging of SG&A costs. The increase in SG&A expense year over year was attributable primarily to increased incentive compensation attributable to stronger performance year over year, as well as increased personnel costs due to increased headcount.
Our backlog represents homes sold but not yet settled with our customers. As of September 30, 2021, our backlog was flat on a unit basis at 12,145 units and increased on a dollar basis by 15% to $5,372,859 when compared to 12,124 units and $4,655,510, respectively, as of September 30, 2020. Backlog units were flat year over year primarily due to a 15% decrease in New Orders during the six-month period ended September 30, 2021 compared to the same period in 2020, offset partially by a lower backlog turnover rate period over period. Our backlog turnover rate was negatively impacted by a longer production cycle attributable to subcontractor capacity constraints as we work to expand production to meet our increased sales pace. Backlog dollars were higher due to an 18% increase in the average sales price of New Orders during the six-month period ended September 30, 2021 compared to the same period in 2020.
In addition to the potential impact of the ongoing COVID-19 pandemic, our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our cancellation rate was approximately 9% and 16% in the first nine months of 2021 and 2020, respectively.  During the most recent four quarters, approximately 3% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2021 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from COVID-19 related restrictions, we expect to settle substantially all of our September 30, 2021 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at September 30, 2021 and December 31, 2020 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $10,700 and $8,100 at September 30, 2021 and December 31, 2020, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2021 and 2020.
Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Mid Atlantic	$1,082,710	$949,472	$3,067,267	$2,563,375
North East	213,087	157,973	568,524	362,328
Mid East	503,232	404,992	1,406,364	1,025,642
South East	537,586	408,314	1,482,731	1,113,871

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit margin:
Mid Atlantic	$285,563	$167,314	$712,809	$471,839
North East	48,904	27,265	113,940	69,512
Mid East	111,465	73,630	278,672	187,181
South East	135,577	83,520	338,166	231,594

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit margin percentage:
Mid Atlantic	26.4%	17.6%	23.2%	18.4%
North East	23.0%	17.3%	20.0%	19.2%
Mid East	22.2%	18.2%	19.8%	18.3%
South East	25.2%	20.5%	22.8%	20.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment profit:
Mid Atlantic	$222,504	$104,700	$526,052	$284,440
North East	33,885	14,272	70,622	31,081
Mid East	81,021	45,109	189,849	103,575
South East	100,688	52,554	236,272	142,463
Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,024	$523.7	2,592	$455.5	6,405	$519.8	7,034	$447.4
North East	403	$496.7	542	$441.1	1,237	$489.7	1,269	$405.4
Mid East	1,190	$376.8	1,644	$335.5	4,305	$365.4	4,405	$326.0
South East	1,584	$372.9	1,903	$313.0	5,089	$356.2	4,889	$305.3
Total	5,201	$442.0	6,681	$384.2	17,036	$429.8	17,597	$374.5

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,177	$497.3	2,172	$437.1	6,411	$478.4	5,898	$434.6
North East	455	$468.3	396	$398.9	1,260	$451.2	939	$385.9
Mid East	1,430	$351.8	1,250	$324.0	4,097	$343.2	3,180	$322.5
South East	1,621	$331.6	1,362	$299.8	4,672	$317.3	3,689	$301.9
Total	5,683	$411.1	5,180	$370.8	16,440	$396.9	13,706	$369.5

	As of September 30,
	2021		2020
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,473	$530.3	4,748	$457.7
North East	927	$499.0	917	$427.8
Mid East	3,082	$375.4	3,038	$333.2
South East	3,663	$377.0	3,421	$315.1
Total	12,145	$442.4	12,124	$384.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New order cancellation rate:
Mid Atlantic	9.3%	11.3%	8.9%	16.1%
North East	7.6%	8.1%	8.4%	14.5%
Mid East	11.7%	11.5%	9.9%	15.3%
South East	7.6%	13.7%	8.7%	16.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average active communities:
Mid Atlantic	151	170	154	183
North East	34	41	34	41
Mid East	125	135	130	138
South East	104	119	108	113
Total	414	465	426	475
Homebuilding Inventory:

	September 30, 2021	December 31, 2020
Sold inventory:
Mid Atlantic	$758,804	$704,595
North East	160,800	140,461
Mid East	339,963	278,510
South East	418,756	336,902
Total (1)	$1,678,323	$1,460,468

	September 30, 2021	December 31, 2020
Unsold lots and housing units inventory:
Mid Atlantic	$94,841	$76,690
North East	12,471	7,941
Mid East	9,228	13,252
South East	13,085	23,220
Total (1)	$129,625	$121,103
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	September 30, 2021	December 31, 2020
Total lots controlled:
Mid Atlantic	46,900	42,100
North East	11,200	10,500
Mid East	22,800	22,000
South East	37,700	31,100
Total	118,600	105,700

	September 30, 2021	December 31, 2020
Contract land deposits, net:
Mid Atlantic	$248,306	$212,742
North East	41,485	32,949
Mid East	51,776	49,222
South East	122,343	100,864
Total	$463,910	$395,777

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$8	$114	$16	$114
North East	—	56	—	60
Mid East	—	(1)	11	293
South East	—	25	—	927
Total	$8	$194	$27	$1,394

Mid Atlantic
Three Months Ended September 30, 2021 and 2020
The Mid Atlantic segment had an approximate $117,800, or 113%, increase in segment profit in the third quarter of 2021 compared to the third quarter of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $133,200, or 14%, quarter over quarter. Segment revenues increased primarily due to a 14% increase in the average settlement price quarter over quarter.  The increase in the average settlement price was primarily attributable to a 15% higher average sales price of units in backlog entering the third quarter of 2021 compared to the same period in 2020. The Mid Atlantic segment’s gross profit margin percentage increased to 26.4% in the third quarter of 2021 from 17.6% in the third quarter of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity quarter over quarter. These favorable factors were partially offset by higher prices for certain commodities and labor quarter over quarter.
Segment New Orders decreased 22% while the average sales price of New Orders increased 15% in the third quarter of 2021 compared to the third quarter of 2020. New Orders were lower due primarily to a 12% decrease in the average number of active communities in the third quarter of 2021 compared to the same period in 2020, coupled with a decline in absorption rates quarter over quarter. The increase in the average sales price of New Orders was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
Nine Months Ended September 30, 2021 and 2020
The Mid Atlantic segment had an approximate $241,600, or 85%, increase in segment profit in the first nine months of 2021 compared to the first nine months of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $503,900, or 20%, year over year. Segment revenues increased due to increases in the number of units settled and the average settlement price of 9% and 10%, respectively, year over year. The increase in the number of units settled was attributable to a 24% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 7% higher average sales price of units in backlog entering 2021 compared to the same period in 2020, coupled with a 17% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The Mid Atlantic segment’s gross profit margin percentage increased to 23.2% in the first nine months of 2021 from 18.4% in the first nine months of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.

Segment New Orders decreased 9% while the average sales price of New Orders increased 16% in the first nine months of 2021 compared to the first nine months of 2020. New Orders were negatively impacted primarily by a 16% decrease in the average number of active communities in the first nine months of 2021 compared to the same period in 2020. The increase in the average sales price of New Orders year over year was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and have provided us sustained pricing power since the second half of 2020.
North East
Three Months Ended September 30, 2021 and 2020
The North East segment had an approximate $19,600, or 137%, increase in segment profit in the third quarter of 2021 compared to the third quarter of 2020, due primarily to an increase in segment revenues of approximately $55,100, or 35%, quarter over quarter. Segment revenues increased due to increases in the number of units settled and the average settlement price of 15% and 17%, respectively, quarter over quarter. The increase in the number of units settled and the average settlement price were attributable to a 27% higher backlog unit balance and 20% higher average sales price of units in backlog entering the third quarter of 2021, respectively, compared to the backlog unit balance and average sales price of units in backlog entering the third quarter of 2020. The segment’s gross profit margin percentage increased to 23.0% in the third quarter of 2021 from 17.3% in the third quarter of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increased settlement activity quarter over quarter.  These favorable factors were partially offset by higher prices for certain commodities and labor quarter over quarter.
Segment New Orders decreased 26% while the average sales price of New Orders increased 13% in the third quarter of 2021 compared to the third quarter of 2020. New Orders were lower due primarily to a 16% decrease in the average number of active communities in the third quarter of 2021 compared to the same period in 2020, coupled with a decline in absorption rates quarter over quarter. The increase in the average sales price of New Orders quarter over quarter was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
Nine Months Ended September 30, 2021 and 2020
The North East segment had an approximate $39,500, or 127%, increase in segment profit in the first nine months of 2021 compared to the first nine months of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $206,200, or 57%, year over year. Segment revenues increased due to increases in the number of units settled and the average settlement price of 34% and 17%, respectively, year over year. The increase in the number of units settled was attributable to a 62% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 10% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020, coupled with a 28% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage increased to 20.0% in the first nine months of 2021 from 19.2% in the same period in 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.

Segment New Orders decreased 3% while the average sales price of New Orders increased 21% in the first nine months of 2021 compared to the first nine months of 2020. New Orders were negatively impacted primarily by a 17% decrease in the average number of active communities in the first nine months of 2021 compared to the same period in 2020. The increase in the average sales price of New Orders year over year was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
Mid East
Three Months Ended September 30, 2021 and 2020
The Mid East segment had an approximate $35,900, or 80%, increase in segment profit in the third quarter of 2021 compared to the third quarter of 2020, due primarily to an increase in segment revenues of approximately $98,200, or 24%, quarter over quarter. Segment revenues increased primarily due to a 14% increase in the number of units settled and a 9% increase in the average settlement price quarter over quarter. The increase in the number of units settled was attributable to a 26% higher backlog unit balance entering the third quarter of 2021 compared to the backlog unit balance entering the third quarter of 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to an 11% higher average sales price of units in backlog entering the third quarter of 2021 compared to same period in 2020. The segment's gross profit margin percentage increased to 22.2% in the third quarter of 2021 from 18.2% in the third quarter of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increased settlement activity quarter over quarter. These favorable factors were partially offset by higher prices for certain commodities and labor quarter over quarter.
Segment New Orders decreased 28% while the average sales price of New Orders increased 12% in the third quarter of 2021 compared to the third quarter of 2020. New Orders were negatively impacted by an 8% decrease in the average number of active communities coupled with a decline in absorption rates quarter over quarter. The increase in the average sales price of New Orders was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
Nine Months Ended September 30, 2021 and 2020
The Mid East segment had an approximate $86,300, or 83%, increase in segment profit in the first nine months of 2021 compared to the first nine months of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $380,700, or 37%, year over year. Segment revenues increased due to increases in the number of units settled and the average settlement price of 29% and 6%, respectively, year over year. The increase in the number of units settled was attributable to a 9% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020, coupled with a 13% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The segment's gross profit margin percentage increased to 19.8% in the first nine months of 2021 from 18.3% in the same period in 2020. Gross profit margins were favorably impacted by improved leveraging of certain operating costs attributable to the increase in settlement activity year over year, offset partially by higher prices for lumber, certain other commodities and labor year over year.
Segment New Orders decreased 2% while the average sales price of New Orders increased 12% in the first nine months of 2021 compared to the first nine months of 2020. New Orders were negatively impacted primarily by a 6% decrease in the average number of active communities in the first nine months of 2021 compared to the same period in 2020. The increase in the average sales price of New Orders was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.

South East
Three Months Ended September 30, 2021 and 2020
The South East segment had an approximate $48,100, or 92%, increase in segment profit in the third quarter of 2021 compared to the third quarter of 2020. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $129,300, or 32%, quarter over quarter. The increase in revenues is attributable to a 19% increase in the number of units settled and an 11% increase in the average settlement price quarter over quarter. The increase in the number of units settled was attributable to a 28% higher backlog unit balance entering the third quarter 2021 compared to the backlog unit balance entering the third quarter of 2020, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 16% higher average sales price of units in backlog entering the third quarter of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage increased to 25.2% in the third quarter of 2021 from 20.5% in the third quarter of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity quarter over quarter. These favorable factors were partially offset by higher prices for certain commodities and labor quarter over quarter.
Segment New Orders decreased 17% while the average sales price of New Orders increased 19% in the third quarter of 2021 compared to the third quarter of 2020.  New Orders were negatively impacted primarily by a 12% decrease in the average number of active communities in the first nine months of 2021 compared to the same period in 2020, coupled with a decline in absorption rates quarter over quarter. The increase in the average sales price of New Orders was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
Nine Months Ended September 30, 2021 and 2020
The South East segment had an approximate $93,800, or 66%, increase in segment profit in the first nine months of 2021 compared to the first nine months of 2020.  The increase in segment profit was driven by an increase in segment revenues of approximately $368,900, or 33%, year over year. Segment revenues increased due to increases in the number of units settled and the average settlement price of 27% and 5%, respectively, year over year. The increase in the number of units settled was attributable to a 46% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 3% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020, coupled with a 16% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage increased to 22.8% in the first nine months of 2021 from 20.8% in the first nine months of 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.
Segment New Orders and the average sales price of New Orders increased 4% and 17%, respectively, in the first nine months of 2021 compared to the first nine months of 2020. New Orders and the average sales price of New Orders were higher due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Homebuilding consolidated gross profit:
Mid Atlantic	$285,563	$167,314	$712,809	$471,839
North East	48,904	27,265	113,940	69,512
Mid East	111,465	73,630	278,672	187,181
South East	135,577	83,520	338,166	231,594
Consolidation adjustments and other	(62,833)	32,978	(35,766)	(10,190)
Homebuilding consolidated gross profit	$518,676	$384,707	$1,407,821	$949,936

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Homebuilding consolidated income before taxes:
Mid Atlantic	$222,504	$104,700	$526,052	$284,440
North East	33,885	14,272	70,622	31,081
Mid East	81,021	45,109	189,849	103,575
South East	100,688	52,554	236,272	142,463
Reconciling items:
Contract land deposit recoveries (impairments) (1)	4,126	4,867	17,500	(31,208)
Equity-based compensation expense	(13,779)	(12,561)	(39,484)	(33,398)
Corporate capital allocation (2)	64,055	60,662	188,638	177,184
Unallocated corporate overhead	(27,801)	(26,915)	(101,605)	(87,912)
Consolidation adjustments and other (3)	(56,786)	38,244	(22,456)	54,769
Corporate interest expense	(12,805)	(11,287)	(38,598)	(26,625)
Reconciling items sub-total	(42,990)	53,010	3,995	52,810
Homebuilding consolidated income before taxes	$395,108	$269,645	$1,026,790	$614,369

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

(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Corporate capital allocation charge:
Mid Atlantic	$31,057	$31,383	$92,788	$92,720
North East	6,719	5,793	19,214	17,142
Mid East	11,114	10,386	32,804	29,436
South East	15,165	13,100	43,832	37,886
Total	$64,055	$60,662	$188,638	$177,184

(3)The decrease in consolidation adjustments and other for the three and nine month periods of 2021 compared to the respective 2020 periods is driven by changes in lumber prices in 2021. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. For homes not yet settled, these intercompany profits are reversed through the consolidation adjustments. Due to the significantly higher lumber prices in the first half of 2021, the previously reversed intercompany profits were recognized in the third quarter through the consolidation adjustment as homes were settled, and our consolidated homebuilding margins were negatively impacted by the higher lumber costs.

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2021 and 2020
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loan closing volume:
Total principal	$1,615,880	$1,382,060	$4,593,854	$3,658,591

Loan volume mix:
Adjustable rate mortgages	4%	2%	3%	2%
Fixed-rate mortgages	96%	98%	97%	98%

Operating profit:
Segment profit	$40,249	$52,890	$140,183	$80,461
Equity-based compensation expense	(1,230)	(1,078)	(3,375)	(2,167)
Mortgage banking income before tax	$39,019	$51,812	$136,808	$78,294

Capture rate:	88%	89%	89%	90%

Mortgage banking fees:
Net gain on sale of loans	$47,577	$58,774	$162,729	$100,348
Title services	11,246	10,237	32,478	26,755
Servicing fees	202	250	591	589
	$59,025	$69,261	$195,798	$127,692

Loan closing volume for the three and nine months ended September 30, 2021 increased by approximately $233,800, or 17%, and $935,300, or 26%, from the same periods in 2020, respectively. The increase in loan closing volume during the three and nine months ended September 30, 2021 was primarily attributable to the 10% and 20% increases in the homebuilding segment’s number of units settled during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.
Segment profit for the three months ended September 30, 2021 decreased by approximately $12,600, or 24% from the same period in 2020. This decrease was primarily attributable to a decrease in mortgage banking fees of approximately $10,200 primarily due to a decrease in secondary marketing gains on sales of loans quarter over quarter.
Segment profit for the nine months ended September 30, 2021 increased by approximately $59,700, or 74%, from the same period in 2020. This increase was primarily attributable to an increase in mortgage banking fees of approximately $68,100, primarily due to increased mortgage volume in 2021, coupled with 2020 results being negatively impacted by disruptions in the mortgage markets related to the COVID-19 pandemic.

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year.
Effective Tax Rate
Our effective tax rate for the three and nine months ended September 30, 2021 was 23.5% and 22.5%, respectively, compared to 20.2% and 13.9% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate in the three and nine month periods of 2021 compared to the same periods in 2020 is primarily attributable to the impact of the income tax benefit recognized related to excess tax benefits from stock option exercises totaling $9,244 and $37,834 for the three and nine months ended September 30, 2021, respectively, and $17,834 and $80,343 for the three and nine months ended September 30, 2020, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
Overview
We had a very strong liquidity position as of September 30, 2021, with approximately $2,700,000 in cash and cash equivalents, approximately $284,400 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
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
Credit Agreement
Our unsecured Credit Agreement (the “Credit Agreement”) provides for aggregate revolving loan commitments of $300,000. Under the Credit Agreement, we may request increases of up to $300,000 to the facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $15,600 outstanding at September 30, 2021. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Credit Agreement at September 30, 2021.
Repurchase Agreement
NVRM's revolving mortgage repurchase facility (the “Repurchase Agreement”) provides for aggregate borrowings up to $150,000 and is non-recourse to NVR.  In July 2021, NVRM entered into the Thirteenth Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 20, 2022. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At September 30, 2021, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at September 30, 2021.
For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Cash Flows
For the nine months ended September 30, 2021, cash, restricted cash, and cash equivalents decreased by $61,722.  Cash provided by operating activities was $982,292.  Cash was provided by earnings for the nine months ended September 30, 2021, net proceeds of $319,140 from mortgage loan activity and a $140,836 increase in customer deposits due to an increase in backlog value coupled with an increase in the average deposit collected per home in backlog at September 31, 2021 compared to December 31, 2020. Cash was primarily used to fund the increase in homebuilding inventory of $154,443 due to an increase in the number of units under construction at September 30, 2021 compared to December 31, 2020.
Net cash used in investing activities for the nine months ended September 30, 2021 was $11,986, attributable primarily to cash used for purchases of property, plant and equipment of $11,946.
Net cash used in financing activities was $1,032,028 for the nine months ended September 30, 2021.  Cash was used to repurchase 244,595 shares of our common stock at an aggregate purchase price of $1,152,855 under our ongoing common stock repurchase program, discussed below. Cash was provided from stock option exercise proceeds totaling $121,835.
Equity Repurchases
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions.  This ongoing repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Exchange Act.  In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing/401(k) Plan Trust or Employee Stock Ownership Plan Trust.  The repurchase program assists us in accomplishing our primary objective of creating increases in shareholder value.  See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2021.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as previously disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the nine months ended September 30, 2021. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended September 30, 2021. On May 5, 2021 and August 4, 2021, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $500,000 per each authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	19,740	$4,915.16	19,740	$194,670
August 1 - 31, 2021	8,545	$5,110.07	8,545	$651,005
September 1 -30, 2021 (1)	51,335	$5,021.87	51,335	$393,207
Total	79,620	$5,004.88	79,620

(1) Of the shares repurchased in September 2021, 29,888 shares were repurchased under the May 5, 2021 share repurchase authorization, which fully utilized the May authorization. The remaining 21,447 shares were repurchased under the August 4, 2021 share repurchase authorization.

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

NVR, Inc.

Date: November 2, 2021	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer