Form 10-K
period 2021-12-31
NVR INC
filed 2022-02-16
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2021, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $16,843,142,000.
As of February 14, 2022 there were 3,382,726 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2022 are incorporated by reference into Part III of this report.

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
We are one of the largest homebuilders in the United States. We operate in thirty-four metropolitan areas in fourteen states, and Washington, D.C. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. Our Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-four metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee. Our NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. During 2021, approximately 16% of our home settlements accounting for approximately 22% of our homebuilding revenue occurred in the Washington, D.C. metropolitan area.
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

Homebuilding
Products
We offer single-family detached homes, townhomes and condominium buildings with many different home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 10,000 finished square feet. During 2021, the prices at which we settled homes ranged from approximately $140,000 to $2 million and averaged $403,900. During 2020, our average price of homes settled was $370,800.
Markets
Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida and Tennessee

Backlog
Backlog, which represents homes sold but not yet settled with the customer, totaled 12,730 units and approximately $5.8 billion at December 31, 2021 compared to 11,549 units and approximately $4.6 billion at December 31, 2020. The average price of homes in backlog increased to $454,200 at December 31, 2021 from $396,200 at December 31,2020. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was 9.2%, 14.9% and 14.6% in 2021, 2020, and 2019, respectively. Additionally, approximately 3% in 2021, and 6% in both 2020 and 2019, of a reporting quarter’s opening backlog balance cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, and subject to potential construction delays resulting from COVID-19 related restrictions and/or continued supply chain disruptions, we expect to settle substantially all of our December 31, 2021 backlog during 2022. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.
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
We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply, however, during 2021 increased construction activity and demand for building materials, coupled with the ongoing effects of the COVID-19 pandemic, has led to supply chain disruptions and longer construction cycle times.
Mortgage Banking
We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2021, NVRM closed approximately 17,700 loans with an aggregate principal amount of approximately $6.1 billion as compared to approximately 16,700 loans with an aggregate principal amount of approximately $5.3 billion in 2020.
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
Pipeline
NVRM’s mortgage loans in process that had not closed had an aggregate principal balance of approximately $3.9 billion as of December 31, 2021 compared to approximately $3.4 billion as of December 31, 2020. NVRM’s cancellation rate was approximately 41%, 40% and 36% in 2021, 2020 and 2019, respectively. We can provide no assurance that our historical loan cancellation rates are indicative of the actual loan cancellation rate that may occur in future periods. See “Risk Factors” in Item 1A in this Form 10-K for additional information about factors that could increase our cancellation rate.
Human Capital
As of December 31, 2021, we had approximately 6,600 full time employees, of whom approximately 5,600 worked in our homebuilding operations, and approximately 1,000 worked in our mortgage banking operations, compared to December 31, 2020, when we had approximately 6,100 full time employees, of whom approximately 5,100 worked in our homebuilding operations, and approximately 1,000 worked in our mortgage banking operations. None of our employees are covered by collective bargaining agreements.
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
During the past year, we hired additional employees to meet the strong housing demand and generally increased our employees’ compensation and benefits packages. To protect our employees and homebuyers during the COVID-19 pandemic, we implemented safety protocols, such as social distancing on job sites, doing virtual house tours, working remotely and other health and safety standards as required by federal, state and local government agencies. We believe our employees adapted and have successfully managed the business during the pandemic.
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
Our website also includes a corporate governance section which contains our Corporate Governance Guidelines (which includes our Directors’ Independence Standards), Code of Ethics and Standards of Business Conduct, Board Committee Charters, Policies and Procedures for the Consideration of Board of Director Candidates, and Policies and Procedures Regarding Communications with the NVR, Inc. Board of Directors, the Independent Lead Director and the Non-Management Directors as a Group.
Forward-Looking Statements
Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward-looking statements contained in this document include those regarding market trends, NVR’s financial position, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of NVR to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: the economic impact of COVID-19 and related supply chain disruptions, general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by NVR and NVR’s customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by NVR in its homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which NVR has little or no control. NVR undertakes no obligation to update such forward-looking statements except as required by law.

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
These factors and thus, the homebuilding and mortgage banking businesses, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2021, approximately 16% of our home settlements, which accounted for 22% of our homebuilding revenues, occurred in the Washington, D.C. metropolitan area. Thus, we are dependent to a significant extent on the economy and demand for housing in that market.
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
Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing community or market. We must continuously acquire lots for expansion into new markets as well as for replacement and expansion within our current markets, which we generally accomplish by entering into LPAs and paying forfeitable deposits under the LPAs to developers for the contractual right to acquire the lots. In the event of adverse changes in economic, market or community conditions, we may cease further building activities in certain communities or restructure existing LPAs, resulting in forfeiture of some or all of any remaining land contract deposit paid to the developer. We may also have significant impairments of land under development. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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
We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have continued to elevate our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. In 2021, we had an external review of our cybersecurity program performed by a third party, which allowed us to enhance our overall program. We also require employees to complete training sessions regarding matters such as cybersecurity threats and data protection on a regular basis. These security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.
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
As of December 31, 2021 we had $1.5 billion in senior notes outstanding. Our existing indebtedness contains restrictive covenants and any future indebtedness may also contain such covenants. These covenants include, or could include, restrictions on our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants, which could result in decreased liquidity or a default on our current or future indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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
Our business and operations could be adversely affected by health epidemics, including the COVID-19 pandemic, impacting the markets, states and local communities in which we operate. General uncertainty continues regarding the near-term and long-term impact of the COVID-19 virus on the domestic and international economy and on public health. These developments and other consequences of the outbreak could materially and adversely affect our operations, profitability and cash flows.
The COVID-19 pandemic has had a significant impact on all facets of our business. Our primary focus during the pandemic has been to do everything we can to ensure the safety and well-being of our employees, customers and trade partners. In each of our markets, we continue to operate in accordance with the guidelines issued by the Centers for Disease Control and Prevention, as well as state and local guidelines.

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
In connection with the operation of the homebuilding segment, we lease production facilities in the following seven locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; Portland, Tennessee; and Richmond, Virginia. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately one million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. Additionally, certain facility leases have early termination options. These leases currently expire between 2024 and 2040. In addition, we own a production facility of approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 61% and 56% of total capacity in 2021 and 2020, respectively.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
    (dollars in thousands, except per share data)
Our shares of common stock are listed and principally traded on the New York Stock Exchange under the trading symbol “NVR.” As of the close of business on February 14, 2022, there were 189 shareholders of record of our common stock.
We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.
We had two share repurchase authorizations outstanding during the quarter ended December 31, 2021. On August 4, 2021 and November 3, 2021, we publicly announced the Board of Directors’ approval to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $500,000 per authorization. Repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	30,189	$4,842.48	30,189	$247,017
November 1 - 30, 2021	45,380	$5,035.84	45,380	$518,491
December 1 - 31, 2021	1,874	$5,574.92	1,874	$508,043
Total	77,443	$4,973.51	77,443

The information required by this item with respect to securities authorized for issuance under equity compensation plans is provided under Item 12 of this Form 10-K.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return to holders of our common stock since December 31, 2016 with the Dow Jones US Home Construction Index and the S&P 500 Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2016.

$350
$300
$250
$200
$150
$100
$50
$0
Dec 31, 2016
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
NVR, Inc
S&P 500
Dow Jones US Home Construction

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2016	2017	2018	2019	2020	2021
NVR, Inc.	$100	$210	$146	$228	$244	$354
S&P 500	$100	$122	$116	$153	$181	$233
Dow Jones US Home Construction	$100	$176	$121	$178	$220	$335

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (dollars in thousands, except per share data)
Results of Operations
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
Business Environment and Current Outlook
Demand for new homes remained strong across each of our markets throughout 2021, driven by historically low mortgage rates and limited housing supply. As a result, we were able to consistently increase prices throughout the year, allowing us to improve profitability despite rising lumber and other material costs and labor costs. Additionally, strong housing demand has resulted in increased construction activity and demand for building materials and contractor labor, which, coupled with the ongoing effects of the COVID-19 pandemic, has led to supply chain disruptions and longer construction cycle times. We expect to continue to face these disruptions well into 2022 and continue to work closely with our suppliers and trade partners to manage these disruptions.
Although current demand for new homes is strong, there is uncertainty regarding the extent and timing of the supply chain disruption and the effects of the ongoing pandemic and related economic relief efforts on the U.S. economy, inflation, unemployment, consumer confidence, demand for new homes and home affordability. We expect to continue to face cost pressures related to building materials, particularly lumber, as well as labor and land costs. As a result, profit margins will be impacted based on our ability to manage these costs while balancing sales pace and pricing. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.
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

As of December 31, 2021, we controlled approximately 124,900 lots as discussed below.
Lot Purchase Agreements ("LPAs")
We controlled approximately 122,800 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $521,900 and $10,100, respectively. Included in the number of controlled lots are approximately 4,900 lots for which we have recorded a contract land deposit impairment reserve of approximately $30,000 as of December 31, 2021.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $20,300 in four JVs, expected to produce approximately 2,300 lots. Of the lots to be produced by the JVs, approximately 1,900 lots were controlled by us and approximately 400 lots were either under contract with unrelated parties or currently not under contract.
Land Under Development
We owned land with a carrying value of approximately $12,100 that we intend to develop into approximately 200 finished lots. We had additional funding commitments of approximately $2,700 under a joint development agreement related to one project, a portion of which we expect will be offset by development credits of approximately $800.
See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 15,500 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $5,300 as of December 31, 2021, of which approximately $3,400 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the year ended December 31, 2021 totaled $8,951,025, an increase of 19% from $7,536,923 in 2020. Our net income for 2021 was $1,236,719, or $320.48 per diluted share, increases of 37% and 39% compared to 2020 net income and diluted earnings per share, respectively. Our homebuilding gross profit margin percentage was 22.3% in 2021 compared to 19.0% in 2020. Settlements for the year ended December 31, 2021 totaled 21,540 units, an increase of 9% from 2020. New orders, net of cancellations (“New Orders”) during 2021 were 22,721, a decrease of 2% from 2020 while our average New Order sales price increased 15% to $436.1 in 2021. Our backlog of homes sold but not yet settled with the customer as of December 31, 2021 increased on a unit basis by 10% to 12,730 units and increased on a dollar basis by 26% to $5,782,035 when compared to December 31, 2020. Income before tax from our mortgage banking segment totaled $171,604 in 2021, an increase of 23% when compared to $140,073 in 2020 due primarily to an increase in secondary marketing gains on sales of loans.
Homebuilding Operations
The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2021	2020	2019
Financial data:
Revenues	$8,701,693	$7,328,889	$7,220,844
Gross profit margin	$1,938,578	$1,391,488	$1,370,982
Gross profit margin percentage	22.3%	19.0%	19.0%
Selling, general and administrative expenses	$474,808	$431,008	$447,547
Operating data:
New orders (units)	22,721	23,082	19,536
Average new order price	$436.1	$380.1	$368.4
Settlements (units)	21,540	19,766	19,668
Average settlement price	$403.9	$370.8	$367.1
Backlog (units)	12,730	11,549	8,233
Average backlog price	$454.2	$396.2	$380.2
New order cancellation rate	9.2%	14.9%	14.6%

Consolidated Homebuilding
Homebuilding revenues increased 19% in 2021 compared to 2020, as a result of a 9% increase in both the number of units settled and in the average settlement price year over year. The increase in the number of units settled was attributable to a 40% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020 coupled with a 15% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The gross profit margin percentage in 2021 increased to 22.3% from 19.0% in 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.
The number of New Orders decreased 2% while the average sales price of New Orders increased 15% in 2021 when compared to 2020.  The number of New Orders in the current year were lower due primarily to a 9% decrease in the average number of active communities year over year. The increase in the average sales price of New Orders was primarily attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
Selling, general and administrative ("SG&A") expenses in 2021 increased by $43,800 compared to 2020, but as a percentage of revenue decreased to 5.5% in 2021 from 5.9% in 2020 due to improved leveraging of SG&A costs. The increase in SG&A expense year over year was attributable primarily to increased incentive compensation attributable to stronger performance year over year, as well as increased personnel costs due to increased headcount.
Our backlog represents homes sold but not yet settled with our customers. Backlog units and dollars were 12,730 units and $5,782,035, respectively, as of December 31, 2021 compared to 11,549 units and $4,575,899, respectively, as of December 31, 2020.  Backlog units were higher despite an 11% decrease in New Orders during the six-month period ending December 31, 2021 compared to the same period in 2020, due to a lower backlog turnover rate year over year. Our backlog turnover rate was negatively impacted by a longer production cycle attributable to supply chain disruptions and subcontractor capacity constraints. Backlog dollars were higher due to a 15% increase in the average sales price of New Orders during the six-month period ended December 31, 2021 compared to the same period in 2020.
In addition to the impact of the COVID-19 pandemic, our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period.  Additionally, a substantial majority of our cancellations occur prior to starting construction on a home. Expressed as the total of all cancellations during the period as a percentage of gross New Orders during the period, our cancellation rate was 9.2%, 14.9% and 14.6% in 2021, 2020, and 2019, respectively. Additionally, approximately 3% in 2021 and 6% in both 2020 and 2019, of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, and subject to potential construction delays resulting from COVID-19 related restrictions and/or continued supply chain disruptions, we expect to settle substantially all of our December 31, 2021 backlog during 2022. See “Risk Factors” in Item 1A of this Form 10-K.
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
We record impairment charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve at December 31, 2021 and 2020 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $10,100 and $8,100 at December 31, 2021 and 2020, respectively, of letters of credit issued as deposits in lieu of cash.

The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:
Selected Segment Financial Data:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Mid Atlantic	$4,049,871	$3,668,542	$3,901,573
North East	767,828	538,772	514,804
Mid East	1,891,729	1,524,667	1,501,139
South East	1,992,265	1,596,908	1,303,328

	Year Ended December 31,
	2021	2020	2019
Gross profit margin:
Mid Atlantic	$987,926	$690,058	$734,017
North East	163,990	102,621	100,520
Mid East	391,405	282,443	285,091
South East	469,520	327,483	260,804

	Year Ended December 31,
	2021	2020	2019
Gross profit margin percentage:
Mid Atlantic	24.4%	18.8%	18.8%
North East	21.4%	19.0%	19.5%
Mid East	20.7%	18.5%	19.0%
South East	23.6%	20.5%	20.0%

	Year Ended December 31,
	2021	2020	2019
Segment profit:
Mid Atlantic	$734,941	$437,849	$478,537
North East	105,432	50,677	51,728
Mid East	271,756	168,605	173,374
South East	329,982	205,029	155,144

Segment Operating Activity:

	Year Ended December 31,
	2021		2020		2019
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	8,749	$522.4	9,230	$453.8	8,799	$424.4
North East	1,685	$497.4	1,738	$416.6	1,349	$390.8
Mid East	5,567	$369.3	5,780	$330.9	4,628	$323.2
South East	6,720	$363.6	6,334	$307.7	4,760	$302.6
Total	22,721	$436.1	23,082	$380.1	19,536	$368.4

	Year Ended December 31,
	2021		2020		2019
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	8,310	$487.3	8,363	$438.6	9,335	$417.9
North East	1,666	$460.9	1,375	$391.8	1,325	$388.5
Mid East	5,414	$349.4	4,719	$323.1	4,621	$324.8
South East	6,150	$323.9	5,309	$300.8	4,387	$297.1
Total	21,540	$403.9	19,766	$370.8	19,668	$367.1

	Year Ended December 31,
	2021		2020		2019
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,918	$534.8	4,479	$470.9	3,612	$440.1
North East	969	$511.5	950	$447.8	587	$408.8
Mid East	3,027	$381.3	2,874	$344.5	1,813	$332.0
South East	3,816	$393.7	3,246	$323.7	2,221	$314.6
Total	12,730	$454.2	11,549	$396.2	8,233	$380.2
 Operating Data:

	Year Ended December 31,
	2021	2020	2019
New order cancellation rate:
Mid Atlantic	9.0%	14.9%	15.0%
North East	8.6%	13.1%	13.0%
Mid East	10.2%	14.5%	14.1%
South East	8.8%	15.8%	14.9%

	Year Ended December 31,
	2021	2020	2019
Average active communities:
Mid Atlantic	155	177	206
North East	34	40	33
Mid East	129	138	134
South East	106	112	97
Total	424	467	470
Homebuilding Inventory:

	As of December 31,
	2021	2020
Sold inventory:
Mid Atlantic	$867,892	$704,595
North East	154,053	140,461
Mid East	342,011	278,510
South East	439,892	336,902
Total (1)	$1,803,848	$1,460,468

	As of December 31,
	2021	2020
Unsold lots and housing units inventory:
Mid Atlantic	$87,412	$76,690
North East	14,656	7,941
Mid East	12,892	13,252
South East	14,193	23,220
Total (1)	$129,153	$121,103

(1)Total segment inventory differs from consolidated inventory due to certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	As of December 31,
	2021	2020
Total lots controlled:
Mid Atlantic	47,900	42,100
North East	11,900	10,500
Mid East	23,700	22,000
South East	41,400	31,100
Total	124,900	105,700

	As of December 31,
	2021	2020
Contract land deposits, net:
Mid Atlantic	$257,244	$212,742
North East	51,257	32,949
Mid East	52,537	49,222
South East	146,246	100,864
Total	$507,284	$395,777

	Year Ended December 31,
	2021	2020	2019
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$16	$114	$(141)
North East	—	60	1,050
Mid East	10	293	175
South East	—	1,045	21
Total	$26	$1,512	$1,105

Mid Atlantic
The Mid Atlantic segment had an approximate $297,100, or 68%, increase in segment profit in 2021 compared to 2020, driven by improved gross profit margins and an increase in segment revenues of approximately $381,300, or 10%, year over year. Segment revenues increased due primarily to an 11% increase in the average settlement price year over year. The increase in the average settlement price was primarily attributable to a 7% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020, coupled with a 17% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The Mid Atlantic segment’s gross profit margin percentage increased to 24.4% in 2021 from 18.8% in 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.

Segment New Orders decreased 5% while the average sales price of New Orders increased 15% in 2021 compared to 2020. New Orders were negatively impacted primarily by a 13% decrease in the average number of active communities year over year. The increase in the average sales price of New Orders year over year was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and have provided us sustained pricing power since the second half of 2020.
North East
The North East segment had an approximate $54,800, or 108%, increase in segment profit in 2021 compared to 2020, driven by an increase in segment revenues of approximately $229,100, or 43%, year over year and improved gross profit margins. The increase in segment revenues was attributable to a 21% increase in the number of units settled and an 18% increase in the average settlement price year over year. The increase in the number of units settled was attributable to a 62% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 10% higher average sales price of units in backlog entering 2021 compared to backlog entering 2020, coupled with a 28% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage increased to 21.4% in 2021 from 19.0% in 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.
Segment New Orders decreased 3% while the average sales price of New Orders increased 19% in 2021 compared to 2020. New Orders were negatively impacted primarily by a 13% decrease in the average number of active communities year over year. The increase in the average sales price of New Orders year over year was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
Mid East
The Mid East segment had an approximate $103,200, or 61%, increase in segment profit in 2021 compared to 2020. The increase in segment profit was driven by an increase of segment revenues of approximately $367,100, or 24%, year over year and improved gross profit margins. Segment revenues increased due to increases in the number of units settled and the average settlement price of 15% and 8%, respectively, year over year. The increase in the number of units settled was largely attributable to a 59% higher backlog unit balance entering 2021 compared to the backlog unit balance entering 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2021 compared to the same period in 2020, coupled with a 13% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage increased to 20.7% in 2021 from 18.5% in 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power and by improved leveraging of certain operating costs attributable to the increase in settlement activity year over year, offset partially by higher prices for lumber, certain other commodities and labor year over year.
Segment New Orders decreased 4% while the average sales price of New Orders increased 12% in 2021 compared to 2020. New Orders were negatively impacted primarily by a 7% decrease in the average number of active communities in 2021 compared to 2020. The increase in the average sales price of New Orders was attributable to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.
South East
The South East segment had an approximate $125,000, or 61%, increase in segment profit in 2021 compared to 2020. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $395,400, or 25%, year over year and improved gross profit margins. The increase in revenues was attributable to a 16% increase in the number of units settled and an 8% increase in the average settlement price year over year. The number of units settled were favorably impacted by a 46% higher backlog unit balance entering 2021 compared to the same period in 2020, offset partially by a lower backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 3% higher average sales price of units in backlog entering 2021 compared to the same period in 2020, coupled with a 16% increase in the average sales price of New Orders in the first six months of 2021 compared to the same period in 2020. The segment’s gross profit margin percentage increased to 23.6% in 2021 from 20.5% in 2020. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher prices for lumber, certain other commodities and labor year over year.
Segment New Orders and the average sales price of New Orders increased 6% and 18%, respectively, in 2021 compared to 2020. New Orders and the average sales price of New Orders were higher due to favorable market conditions which, coupled with low housing inventory levels, drove demand and provided us sustained pricing power since the second half of 2020.

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

	Year Ended December 31,
	2021	2020	2019
Homebuilding consolidated gross profit:
Mid Atlantic	$987,926	$690,058	$734,017
North East	163,990	102,621	100,520
Mid East	391,405	282,443	285,091
South East	469,520	327,483	260,804
Consolidation adjustments and other	(74,263)	(11,117)	(9,450)
Homebuilding consolidated gross profit	$1,938,578	$1,391,488	$1,370,982

	Year Ended December 31,
	2021	2020	2019
Homebuilding consolidated profit before taxes:
Mid Atlantic	$734,941	$437,849	$478,537
North East	105,432	50,677	51,728
Mid East	271,756	168,605	173,374
South East	329,982	205,029	155,144
Reconciling items:
Contract land deposit impairment reserve (1)	22,163	(24,633)	1,644
Equity-based compensation expense (2)	(53,587)	(47,548)	(75,156)
Corporate capital allocation (3)	252,787	239,233	224,468
Unallocated corporate overhead	(139,611)	(114,921)	(105,125)
Consolidation adjustments and other (4)	(53,671)	63,025	43,486
Corporate interest expense	(51,393)	(39,356)	(24,221)
Reconciling items sub-total	(23,312)	75,800	65,096
Homebuilding consolidated profit before taxes	$1,418,799	$937,960	$923,879

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
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2021	2020	2019
Corporate capital allocation charge:
Mid Atlantic	$124,316	$124,426	$123,130
North East	25,431	22,850	19,755
Mid East	43,686	40,256	37,263
South East	59,354	51,701	44,320
Total corporate capital allocation charge	$252,787	$239,233	$224,468

(4)     The decrease in consolidation adjustments and other in 2021 compared to 2020 is driven by changes in lumber prices in 2021. Our reportable segments' results include intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. For homes not yet settled, these intercompany profits are reversed through the consolidation adjustments. Due to the significantly higher lumber prices in the first half of 2021, the previously reversed intercompany profits were recognized in subsequent quarters through the consolidation adjustment as homes were settled, and our consolidated homebuilding margins were negatively impacted by the higher lumber costs.

Mortgage Banking Segment
We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2021	2020	2019
Loan closing volume:
Total principal	$6,073,934	$5,317,811	$5,164,725

Loan volume mix:
Adjustable rate mortgages	3%	2%	8%
Fixed-rate mortgages	97%	98%	92%

Operating profit:
Segment profit	$176,251	$143,319	$105,292
Equity-based compensation expense	(4,647)	(3,246)	(3,376)
Mortgage banking income	$171,604	$140,073	$101,916

Capture rate:	89%	90%	90%

Mortgage banking fees:
Net gain on sale of loans	$205,582	$168,720	$128,642
Title services	42,958	38,554	38,537
Servicing fees	792	760	641
	$249,332	$208,034	$167,820

Loan closing volume in 2021 increased by approximately $756,100, or 14%, from 2020.  The increase was primarily attributable to a 6% increase in the number of loans closed year over year due primarily to the aforementioned increase in the homebuilding segment’s number of settlements in 2021 as compared to 2020 and an 8% increase in the average loan amount in 2021 compared to 2020.

Segment profit in 2021 increased by approximately $32,900, or 23%, from 2020.  The increase in segment profit was primarily attributable to an increase in mortgage banking fees.  Mortgage banking fees increased by approximately $41,300, or 20%, resulting from the aforementioned increase in loan closing volume and an increase in secondary marketing gains on sales of loans.

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
We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. At December 31, 2021 and 2020, we had repurchase reserves of approximately $21,400 and $20,500, respectively.
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

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenues and net income in the second half of the year, however, the impact of the pandemic in both 2021 and 2020 on home demand, as well as supply chain disruptions, have affected our typical seasonal New Order and settlement trends.
Effective Tax Rate
Our consolidated effective tax rates in 2021 and 2020 were 22.24% and 16.40%, respectively. The higher effective tax rate in 2021 was attributable primarily to the recognition of a lower income tax benefit related to excess tax benefits from stock option exercises in 2021. Excess tax benefit recognized in 2021 and 2020 were approximately $48,400 and $92,200, respectively.
We expect continued tax rate volatility in future years attributable to the recognition of excess tax benefits from equity plan activity and distributions from the deferred compensation plans.
Recent Accounting Pronouncements Pending Adoption
See Note 1 to the accompanying consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of December 31, 2021, we had a strong liquidity position with approximately $2,600,000 in cash and cash equivalents, approximately $284,000 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of (i) payments due to service our debt and interest on that debt. During 2022, we expect to use cash holdings to repurchase or retire $600,000 in senior notes maturing in September 2022. Future interest payments on our outstanding senior notes total approximately $242,800, with approximately $43,700 due within twelve months, (ii) payment obligations totaling approximately $300,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years, and (iii) obligations under operating and finance leases related primarily to office space and our production facilities (see Part I, Item 2 and Note 13 of this Form 10-K for additional discussion of our properties and leases, respectively).

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2021. For the year ended December 31, 2021, we repurchased 322,038 shares of our common stock at an aggregate purchase price of $1,538,019. As of December 31, 2021, we had approximately $508,000 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of December 31, 2021, we had a total of $1,500,000 in outstanding Senior Notes, $600,000 of which mature in September 2022 and the remaining $900,000 mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at December 31, 2021.
Credit Agreement
We have a unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $16,100 outstanding at December 31, 2021. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement as of December 31, 2021.
Repurchase Agreement
Our mortgage banking subsidiary, NVRM, has an unsecured revolving mortgage repurchase agreement (the "Repurchase Agreement") which is non-recourse to NVR. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides borrowing capacity up to $150,000, subject to certain sublimits. The Repurchase Agreement expires on July 20, 2022. At December 31, 2021, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.
See Note 9 of this Form 10-K for additional disclosures regarding our Senior Notes, Credit Agreement and Repurchase Agreement.
Cash Flows
For the year ended December 31, 2021, cash, restricted cash and cash equivalents decreased by $172,798. Net cash provided by operating activities was $1,242,393, due primarily to cash provided by earnings in 2021 and net proceeds of $344,750 from mortgage loan activity. Additionally, cash was provided by an increase in customer deposits of $176,705 attributable to the increase in our ending backlog year over year. Cash was primarily used to fund the increase in inventory of $238,284, attributable to an increase in units under construction at December 31, 2021 compared to December 31, 2020.
Net cash used in investing activities in 2021 was $18,179. Cash was used primarily for purchases of property, plant and equipment.
Net cash used by financing activities in 2021 was $1,397,012. Cash was used primarily to repurchase shares of our common stock under our ongoing common stock repurchase program as discussed above. Cash was provided from stock option exercise proceeds totaling $142,370.
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
Net cash used in investing activities in 2020 of $3,933 was primarily used for purchases of property, plant and equipment of $16,119, offset partially by the receipt of capital distributions from our unconsolidated JVs totaling $11,625.

Net cash provided by financing activities in 2020 was $727,642, due primarily to the net proceeds received from the issuance of the 2030 Senior Notes totaling $923,905 and by $180,866 in proceeds from stock option exercises in 2020. Cash was used during the period to repurchase 93,346 shares of our common stock at an aggregate purchase price of $371,078 under our ongoing common stock repurchase program discussed above.
At December 31, 2021 and 2020, the homebuilding segment had restricted cash of $60,730 and $28,912, respectively. Restricted cash in each year was attributable to customer deposits for certain home sales.

Critical Accounting Policies and Estimates
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
Homebuilding Inventory
The carrying value of inventory is stated at the lower of cost or market value. Cost of lots and completed and uncompleted housing units represent the accumulated actual cost of the units. Field construction supervisors’ salaries and related direct overhead expenses are included in inventory costs. Interest costs are not capitalized into inventory, with the exception of land under development and joint venture investments, as applicable. Upon settlement, the cost of the unit is expensed on a specific identification basis. Cost of building materials is determined on a first-in, first-out basis.
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
Our analysis is focused on whether we can sell houses at an acceptable profit margin and sales pace in a particular community in the current market with which we are faced. Because we do not own the finished lots on which we had placed a contract land deposit, if the above analysis leads to a determination that we cannot sell homes at an acceptable profit margin and sales pace at the current contractual lot price, we then determine whether we will elect to default under the contract, forfeit our deposit and terminate the contract, or whether we will attempt to restructure the LPA, which may require us to forfeit the deposit to obtain contract concessions from a developer. We also assess whether an impairment is present due to collectability issues resulting from a developer’s non-performance because of financial or other conditions.
Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2021 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
Warranty/Product Liability Reserves
We establish warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our homebuilding business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2021 consolidated balance sheet to be adequate (see Note 14 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
Although we believe that the compensation costs recognized in 2021 are representative of the cumulative ratable amortization of the grant-date fair value of unvested Options and RSUs outstanding, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different expense valuations and recognition.
Mortgage Repurchase Reserve
We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market, on a servicing released basis, typically within 30 days from closing. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, GNMA, FHLMC, VA and FHA. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where repurchases or early payment default occur. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The reserve is calculated based on an analysis of historical experience and exposure. Although we consider the mortgage repurchase reserve reflected on the December 31, 2021 consolidated balance sheet to be adequate (see Note 16 to the accompanying consolidated financial statements included herein), there can be no assurance that this reserve will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage repurchase reserve.
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
We are exposed to interest rate risk as it relates to our fixed rate debt, primarily our Senior Notes and our variable rate credit facility and loan repurchase facility. Changes to interest rates generally affect the fair value of fixed-rate debt instruments, but not earnings or cash flows. For variable rate debt, interest rate changes generally will not affect the fair value of the variable debt instruments but will affect earnings and cash flow. At December 31, 2021, there was no debt outstanding under our credit facility or loan repurchase facility. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the accompanying consolidated financial statements included herein for further discussion of these debt instruments.
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
The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2021. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year.

	Maturities (000's)
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$297,896	—	—	—	—	—	$297,896	$302,192
Average interest rate	3.0%	—	—	—	—	—	3.0%
Other:
Forward trades of mortgage-backed securities (a)	$(218)	—	—	—	—	—	$(218)	$(218)
Forward loan commitments (a)	$14,159	—	—	—	—	—	$14,159	$14,159
Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$2,251,298	—	—	—	—	—	$2,251,298	$2,251,298
Average interest rate	0.1%	—	—	—	—	—	0.1%
Interest rate sensitive liabilities:
Fixed rate obligations	$600,000		—	—	—	$900,000	$1,500,000	$1,552,644
Average interest rate	4.0%		—	—	—	2.7%	3.2%

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
Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2021 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B.    Other Information.
Effective February 16, 2022, Paul W. Praylo no longer serves as Senior Vice President and Chief Operating Officer, and now serves NVR as Area President, a non-executive officer position.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.
Our executive officers are:

Name	Age	Title
Paul C. Saville	66	President and Chief Executive Officer
Daniel D. Malzahn	52	Senior Vice President, Chief Financial Officer and Treasurer
Eugene J. Bredow	52	President, NVR Mortgage
Matthew B. Kelpy	48	Vice President and Chief Accounting Officer
The remaining information required by this item will be included under the captions "Proposal No.1 - Election of Directors", "Executive Summary" within "Compensation Discussion and Analysis", "Corporate Governance Principles and Board Matters" and "Delinquent Section 16(a) Reports" within "Security Ownership of Beneficial Owners and Management" in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders ("2022 Proxy Statement") and is incorporated herein by reference. Our 2022 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2022.

Item 11.    Executive Compensation.
The information required by this item will be included under the caption "Compensation Discussion and Analysis" in our 2022 Proxy Statement and is incorporated herein by reference. Our 2022 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	551,259	$2,351.77	266,212
Equity compensation plans not approved by security holders	—	$—	—
Total	551,259	$2,351.77	266,212

(1)This category includes the restricted share units (“RSUs”) authorized to be issued under the 2010 and 2018 Equity Incentive Plans. At December 31, 2021, there were 16,564 RSUs outstanding. Of the total 266,212 shares remaining available for future issuance under the shareholder approved plans, up to a total of 36,470 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans was $2,424.62.

The remaining information required by this item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2022 Proxy Statement and is incorporated herein by reference. Our 2022 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the caption "Corporate Governance Principles and Board Matters" in our 2022 Proxy Statement and is incorporated herein by reference. Our 2022 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2022.

Item 14.    Principal Accountant Fees and Services.
The information required by this item will be included under the caption "Proposal No. 2 - Ratification of Appointment of Independent Auditor" in our 2022 Proxy Statement and is incorporated herein by reference. Our 2022 Proxy Statement expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2022.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1.    Financial Statements
    NVR, Inc. - Consolidated Financial Statements
    Reports of Independent Registered Public Accounting Firm (KPMG LLP, McLean, VA, Auditor Firm ID: 185)
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Shareholders’ Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

 2.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Articles of Incorporation of NVR, Inc.	10-K		3.1	2/25/2011
3.2	Bylaws, as amended, of NVR, Inc.	8-K		3.1	3/17/2016
4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee.	8-K		4.3	4/23/1998
4.2	Form of Note (included in Indenture).	8-K		4.5	4/23/1998
4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/10/2012
4.4	Sixth Supplemental Indenture dated as of May 4, 2020 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	5/4/2020
4.5	Seventh Supplemental Indenture dated September 9, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/9/2020
4.6	Eighth Supplemental Indenture dated September 17, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.2	9/17/2020
4.7	Form of Global Note.	8-K		4.2	9/10/2012
4.8	Description of Securities of NVR, Inc.	10-K		4.5	2/19/2020
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015.	10-Q		10.1	11/6/2015
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015.	10-Q		10.2	11/6/2015
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015.	10-Q		10.4	11/6/2015
10.4*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated March 1, 2018.	10-Q		10.1	5/1/2018
10.5*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated April 1, 2019.	10-Q		10.2	5/1/2019
10.6*	Employment Agreement between NVR, Inc. and Paul W. Praylo dated January 28, 2019.	10-K		10.8	2/13/2019
10.7*	Extension of Employment Agreement between NVR, Inc. and Paul C. Saville date November 4, 2020.	10-Q		10.1	11/4/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.8*	Extension of Employment Agreement between NVR, Inc. and Daniel D. Malzahn date November 4, 2020.	10-Q		10.2	11/4/2020
10.9*	Extension of Employment Agreement between NVR, Inc. and Paul W. Praylo date November 4, 2020.	10-Q		10.3	11/4/2020
10.10*	Extension of Employment Agreement between NVR, Inc. and Eugene J. Bredow date November 4, 2020.	10-Q		10.4	11/4/2020
10.11*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies.	S-8	333-29241	4.1	6/13/1997
10.12*	Employee Stock Ownership Plan of NVR, Inc.	10-K/A			12/31/1994
10.13*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan.	10-Q		10.5	11/6/2015
10.14*	First Amendment to NVR, Inc. Nonqualified Deferred Compensation Plan.	10-K		10.36	2/15/2017
10.15*	Description of the Board of Directors’ compensation arrangement.	10-K		10.15	2/13/2019
10.16*	NVR, Inc. 2018 Equity Incentive Plan	S-8	333-224629	10.1	5/3/2018
10.17*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.1	5/14/2018
10.18*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.2	5/14/2018
10.19*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.3	5/14/2018
10.20*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.4	5/14/2018
10.21*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.5	5/14/2018
10.22*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.6	5/14/2018
10.23*	NVR, Inc. 2014 Equity Incentive Plan.	S-8	333-195756	10.1	5/7/2014
10.24*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	10-K		10.2	2/14/2018
10.25*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.2	5/7/2014
10.26*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	10-K		10.17	2/14/2018
10.27*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/7/2014
10.28*	NVR, Inc. 2010 Equity Incentive Plan.	S-8	333-166512	10.1	5/4/2010
10.29*	The Amended Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.29	2/13/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.30*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.30	2/13/2019
10.31*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.2	5/6/2010
10.32*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.2	7/30/2013
10.33*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.4	5/6/2010
10.34	Amended and Restated Master Repurchase Agreement dated as of August 2, 2011, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.1	1/21/2016
10.35	First Amendment to Amended and Restated Master Repurchase Agreement dated as of August 1, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.2	1/21/2016
10.36	Second Amendment to Amended and Restated Master Repurchase Agreement dated as of November 13, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.3	1/21/2016
10.37	Third Amendment to Amended and Restated Master Repurchase Agreement dated as of November 29, 2012, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.4	1/21/2016
10.38	Fourth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 31, 2013, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.5	1/21/2016
10.39	Fifth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 30, 2014, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.6	1/21/2016
10.40	Sixth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 29, 2015, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.7	1/21/2016
10.41	Seventh Amendment to Amended and Restated Master Repurchase Agreement dated as of January 18, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	8-K		10.8	1/21/2016
10.42	Eighth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 27, 2016, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.2	7/28/2016
10.43	Ninth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 26, 2017, between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/28/2017
10.44	Tenth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 25, 2018 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/30/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.45	Eleventh Amendment to Amended and Restated Master Repurchase Agreement dated as of July 24, 2019 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	7/31/2019
10.46	Twelfth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 8, 2020 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	8/3/2020
10.47	Thirteenth Amendment to Amended and Restated Master Repurchase Agreement dated as of July 21, 2021 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	8/3/2021
10.48	Credit Agreement dated as of July 15, 2016 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Runner.	8-K		10.1	7/18/2016
10.49*	Summary of 2022 Executive Officer Incentive Compensation plan. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.
February 16, 2022	By:	/s/ Paul C. Saville
Paul C. Saville
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dwight C. Schar	Chairman	February 16, 2022
Dwight C. Schar
/s/ C. E. Andrews	Director	February 16, 2022
C. E. Andrews
/s/ Sallie B. Bailey	Director	February 16, 2022
Sallie B. Bailey
/s/ Thomas D. Eckert	Director	February 16, 2022
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 16, 2022
Alfred E. Festa
/s/ Manuel H. Johnson	Director	February 16, 2022
Manuel H. Johnson
/s/ Alexandra A. Jung	Director	February 16, 2022
Alexandra A. Jung
/s/ Mel Martinez	Director	February 16, 2022
Mel Martinez
/s/ William A. Moran	Director	February 16, 2022
William A. Moran
/s/ David A. Preiser	Director	February 16, 2022
David A. Preiser
/s/ W. Grady Rosier	Director	February 16, 2022
W. Grady Rosier
/s/ Susan Williamson Ross	Director	February 16, 2022
Susan Williamson Ross
/s/ Paul C. Saville	Principal Executive Officer	February 16, 2022
Paul C. Saville
/s/ Daniel D. Malzahn	Principal Financial Officer	February 16, 2022
Daniel D. Malzahn
/s/ Matthew B. Kelpy	Principal Accounting Officer	February 16, 2022
Matthew B. Kelpy

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
NVR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for losses on contract land deposits

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for losses on contract land deposits (“lot deposit reserve”) was $30,041,000 recorded against total contract land deposit assets of $527,180,000 as of December 31, 2021. The Company estimated the lot deposit reserve using a loss contingency analysis that assesses a combination of quantitative and qualitative information for each individual deposit associated with a community. As the Company does not own the lots on which they have placed a deposit, the loss contingency analysis assesses contracts on a community-by-community basis, and records an estimated lot deposit reserve for communities which may result in forfeiture of the lot deposit. In estimating this reserve, the Company evaluates whether it can sell houses at an acceptable profit margin and sales pace, and considers market and economic conditions.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over (1) the development and approval of the loss contingency analysis, (2) the determination of the quantitative data metrics and qualitative factors used in the analysis, and (3) the preparation and measurement of the lot deposit reserve estimate. We evaluated the process to develop the quantitative and qualitative information used to assess the lot deposit reserve rates. Specifically, we assessed the consistency of data used in the process with its source, evaluated the reliability of data sources, and considered if all relevant data points were used in the analysis. We tested the reserve balance by:
•assessing the recoverability of a sample of individual lot deposits and comparing our results to those of the Company
•analyzing the timing of changes for a sample of lot deposits for consistency with changes in quantitative or qualitative data
•evaluating the consistency of the loss contingency analysis by comparing the reserve treatment of similar lot deposits and community positions between the current and prior years
•comparing prior reserve estimates to subsequent lot deposit forfeiture activity.
We also evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s lot deposit reserve.

KPMG LLP
We have served as the Company's auditor since 1987.
McLean, Virginia
February 16, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
NVR, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited NVR, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

KPMG LLP
McLean, Virginia
February 16, 2022

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Homebuilding:
Cash and cash equivalents	$2,545,069	$2,714,720
Restricted cash	60,730	28,912
Receivables	18,552	18,299
Inventory:
Lots and housing units, covered under sales agreements with customers	1,777,862	1,484,936
Unsold lots and housing units	127,434	123,197
Land under development	12,147	62,790
Building materials and other	29,923	38,159
	1,947,366	1,709,082

Contract land deposits, net	497,139	387,628
Property, plant and equipment, net	56,979	57,786
Operating lease right-of-use assets	59,010	53,110
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	132,894	132,980
Other assets	96,124	70,419
	5,455,443	5,214,516
Mortgage Banking:
Cash and cash equivalents	28,398	63,547
Restricted cash	2,519	2,334
Mortgage loans held for sale, net	302,192	449,760
Property and equipment, net	3,658	4,544
Operating lease right-of-use assets	9,758	12,439
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	25,160	22,654
	379,032	562,625
Total assets	$5,834,475	$5,777,141

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$336,560	$339,867
Accrued expenses and other liabilities	435,860	440,671
Customer deposits	417,463	240,758
Operating lease liabilities	64,128	59,357
Senior notes	1,516,255	1,517,395
	2,770,266	2,598,048
Mortgage Banking:
Accounts payable and other liabilities	51,394	62,720
Operating lease liabilities	10,437	13,299
	61,831	76,019
Total liabilities	2,832,097	2,674,067

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2021 and December 31, 2020	206	206
Additional paid-in capital	2,378,191	2,214,426
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both December 31, 2021 and December 31, 2020	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	10,047,839	8,811,120
Less treasury stock at cost – 17,107,889 and 16,859,753 shares as of December 31, 2021 and December 31, 2020, respectively	(9,423,858)	(7,922,678)
Total shareholders' equity	3,002,378	3,103,074
Total liabilities and shareholders' equity	$5,834,475	$5,777,141

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Homebuilding:
Revenues	$8,701,693	$7,328,889	$7,220,844
Other income	6,559	16,938	24,779
Cost of sales	(6,763,115)	(5,937,401)	(5,849,862)
Selling, general and administrative	(474,808)	(431,008)	(447,547)
Operating income	1,470,329	977,418	948,214
Interest expense	(51,530)	(39,458)	(24,335)
Homebuilding income	1,418,799	937,960	923,879

Mortgage Banking:
Mortgage banking fees	249,332	208,034	167,820
Interest income	8,725	8,930	12,142
Other income	3,753	3,249	2,857
General and administrative	(88,619)	(78,726)	(79,858)
Interest expense	(1,587)	(1,414)	(1,045)
Mortgage banking income	171,604	140,073	101,916

Income before taxes	1,590,403	1,078,033	1,025,795
Income tax expense	(353,684)	(176,785)	(147,256)

Net income	$1,236,719	$901,248	$878,539

Basic earnings per share	$345.37	$244.11	$241.31

Diluted earnings per share	$320.48	$230.11	$221.13

Basic weighted average shares outstanding	3,581	3,692	3,641

Diluted weighted average shares outstanding	3,859	3,917	3,973

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2018	$206	$1,820,223	$7,031,333	$(7,043,200)	$(16,937)	$16,937	$1,808,562

Net income	—	—	878,539	—	—	—	878,539
Deferred compensation activity, net	—	—	—	—	25	(25)	—
Purchase of common stock for treasury	—	—	—	(698,417)	—	—	(698,417)
Equity-based compensation	—	78,532	—	—	—	—	78,532
Proceeds from stock options exercised	—	274,028	—	—	—	—	274,028
Treasury stock issued upon option exercise and restricted share vesting	—	(117,376)	—	117,376	—	—	—
Balance, December 31, 2019	206	2,055,407	7,909,872	(7,624,241)	(16,912)	16,912	2,341,244

Net income	—	—	901,248	—	—	—	901,248
Deferred compensation activity, net	—	—	—	—	202	(202)	—
Purchase of common stock for treasury	—	—	—	(371,078)	—	—	(371,078)
Equity-based compensation	—	50,794	—	—	—	—	50,794
Proceeds from stock options exercised	—	180,866	—	—	—	—	180,866
Treasury stock issued upon option exercise and restricted share vesting	—	(72,641)	—	72,641	—	—	—
Balance, December 31, 2020	206	2,214,426	8,811,120	(7,922,678)	(16,710)	16,710	3,103,074

Net income	—	—	1,236,719	—	—	—	1,236,719
Purchase of common stock for treasury	—	—	—	(1,538,019)	—	—	(1,538,019)
Equity-based compensation	—	58,234	—	—	—	—	58,234
Proceeds from stock options exercised	—	142,370	—	—	—	—	142,370
Treasury stock issued upon option exercise and restricted share vesting	—	(36,839)	—	36,839	—	—	—
Balance, December 31, 2021	$206	$2,378,191	$10,047,839	$(9,423,858)	$(16,710)	$16,710	$3,002,378

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,236,719	$901,248	$878,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,463	21,992	20,818
Equity-based compensation expense	58,234	50,794	78,532
Contract land deposit (recoveries) impairments and other impairments, net	(20,827)	28,079	(680)
Gain on sale of loans, net	(205,582)	(168,720)	(128,642)
Deferred tax (benefit)	(234)	(17,565)	(4,070)
Mortgage loans closed	(6,079,454)	(5,323,932)	(5,169,422)
Mortgage loans sold and principal payments on mortgage loans held for sale	6,424,204	5,536,568	5,260,600
Distribution of earnings from unconsolidated joint ventures	9,500	1,432	3,476
Net change in assets and liabilities:
Increase in inventory	(238,284)	(362,384)	(94,178)
(Increase) decrease in contract land deposits	(87,374)	519	(16,994)
Decrease (increase) in receivables	1,956	(1,675)	2,754
(Decrease) increase in accounts payable and accrued expenses	(19,954)	168,667	33,926
Increase (decrease) in customer deposits	176,705	108,872	(6,360)
Other, net	(32,679)	(18,626)	8,236
Net cash provided by operating activities	1,242,393	925,269	866,535

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,282)	(435)	(702)
Distribution of capital from unconsolidated joint ventures	—	11,625	8,247
Purchase of property, plant and equipment	(17,875)	(16,119)	(22,699)
Proceeds from the sale of property, plant and equipment	978	996	1,870
Net cash used in investing activities	(18,179)	(3,933)	(13,284)

Cash flows from financing activities:
Purchase of treasury stock	(1,538,019)	(371,078)	(698,417)
Proceeds from the issuance of senior notes	—	923,905	—
Debt issuance costs	—	(5,062)	—
Principal payments on finance lease liabilities	(1,363)	(989)	(306)
Proceeds from the exercise of stock options	142,370	180,866	274,028
Net cash (used in) provided by financing activities	(1,397,012)	727,642	(424,695)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(172,798)	1,648,978	428,556
Cash, restricted cash, and cash equivalents, beginning of the year	2,809,782	1,160,804	732,248

Cash, restricted cash, and cash equivalents, end of the year	$2,636,984	$2,809,782	$1,160,804

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$53,680	$36,805	$24,453
Income taxes paid during the year, net of refunds	$389,383	$163,076	$153,915

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
At December 31, 2021 and 2020, $268 and $269, respectively, of cash related to a consolidated variable interest entity is included in homebuilding “Other assets” on the accompanying consolidated balance sheet.
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
Our analysis is focused on whether we can sell houses at an acceptable profit margin and sales pace in a particular community in the current market with which we are faced. Because we do not own the finished lots on which we have placed a contract land deposit, if the above analysis leads to a determination that we cannot sell homes at an acceptable profit margin and sales pace at the current contractual lot price, we then determine whether we will elect to default under the contract, forfeit the deposit and terminate the contract, or whether we will attempt to restructure the LPA, which may require us to forfeit the deposit to obtain contract

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

concessions from a developer. We also assess whether impairment is present due to collectibility issues resulting from a developer’s non-performance because of financial or other conditions.
For the year ended December 31, 2021 we incurred a net pre-tax recovery of approximately $22,100 of contract land deposits previously determined to be unrecoverable. For the year ended December 31, 2020, we incurred a net pre-tax charge of approximately $25,600 related to the impairment of contract land deposits. For the year ended December 31, 2019, we incurred a net pre-tax recovery of approximately $700 of contract land deposits previously determined to be unrecoverable. The contract land deposit assets on the accompanying consolidated balance sheets are shown net of the allowance for losses of $30,041 and $52,205 at December 31, 2021 and 2020, respectively.
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
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sale contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2021, there were contractual commitments to extend credit to borrowers aggregating $1,028,451, and open forward delivery sale contracts aggregating $1,184,999, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 15 herein for a description of the Company’s fair value accounting).
Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Weighted average number of shares outstanding used to calculate basic EPS	3,580,800	3,691,987	3,640,688
Dilutive securities:
Stock options and restricted share units	278,112	224,674	332,339
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,858,912	3,916,661	3,973,027

The assumed proceeds used in the treasury method for calculating our diluted earnings per share includes the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services not yet recognized.
The following stock options issued under equity incentive plans were outstanding during the years ended December 31, 2021, 2020 and 2019, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2021	2020	2019
Anti-dilutive securities	23,062	31,210	319,210

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Revenues – Homebuilding Operations
We build single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis. Revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, consisting of deposits received from customers on homes not settled, were $417,463 and $240,758 as of December 31, 2021 and 2020, respectively. Substantially all customer deposits are recognized in revenue within twelve months of being received from customers. Our contract assets, consisting of prepaid sales compensation, totaled approximately $25,200 and $22,500, as of December 31, 2021 and 2020, respectively. These amounts are included in homebuilding “Other assets” on the accompanying consolidated balance sheets.
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
Equity-Based Compensation
We recognize equity-based compensation expense within our income statement for all share-based payment arrangements, which includes non-qualified stock options to purchase shares of NVR common stock ("Options") and restricted share units ("RSUs"). Compensation expense is based on grant-date fair value of the Options and RSUs granted, and is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Options and RSUs which are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. We calculate the fair value of our Options, which are non-publicly traded, using the Black-Scholes option-pricing model. The grant date fair value of the RSUs is the closing price of our common stock on the day immediately preceding the date of grant. The reversal of compensation expense previously recognized for grants forfeited is recorded in the period in which the forfeiture occurs. Our equity-based compensation plans are accounted for as equity-classified awards (see Note 12 herein for further discussion of equity-based compensation plans).
Comprehensive Income
For the years ended December 31, 2021, 2020 and 2019, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

2.    Segment Information, Nature of Operations, and Certain Concentrations
Our homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. The Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-four metropolitan areas located in Maryland, Virginia, Washington, D.C., West Virginia, Pennsylvania, New York, North Carolina, South Carolina, Florida, Ohio, New Jersey, Delaware, Indiana, Illinois and Tennessee.  The NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. We derived approximately 22% of our 2021 homebuilding revenues from the Washington, D.C. metropolitan area.
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
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury and human resources are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominately maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense primarily consists of interest charges on our 3.95% Senior Notes due 2022 and 3.00% Senior Notes due 2030 (the “Senior Notes”), which are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables present certain segment financial data, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Homebuilding Mid Atlantic	$4,049,871	$3,668,542	$3,901,573
Homebuilding North East	767,828	538,772	514,804
Homebuilding Mid East	1,891,729	1,524,667	1,501,139
Homebuilding South East	1,992,265	1,596,908	1,303,328
Mortgage Banking	249,332	208,034	167,820
Consolidated revenues	$8,951,025	$7,536,923	$7,388,664

	Year Ended December 31,
	2021	2020	2019
Profit before taxes:
Homebuilding Mid Atlantic	$734,941	$437,849	$478,537
Homebuilding North East	105,432	50,677	51,728
Homebuilding Mid East	271,756	168,605	173,374
Homebuilding South East	329,982	205,029	155,144
Mortgage Banking	176,251	143,319	105,292
Total segment profit	1,618,362	1,005,479	964,075
Reconciling items:
Contract land deposit reserve adjustment (1)	22,163	(24,633)	1,644
Equity-based compensation expense (2)	(58,234)	(50,794)	(78,532)
Corporate capital allocation (3)	252,787	239,233	224,468
Unallocated corporate overhead	(139,611)	(114,921)	(105,125)
Consolidation adjustments and other (4)	(53,671)	63,025	43,486
Corporate interest expense	(51,393)	(39,356)	(24,221)
Reconciling items sub-total	(27,959)	72,554	61,720
Consolidated profit before taxes	$1,590,403	$1,078,033	$1,025,795

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$124,316	$124,426	$123,130
Homebuilding North East	25,431	22,850	19,755
Homebuilding Mid East	43,686	40,256	37,263
Homebuilding South East	59,354	51,701	44,320
Total corporate capital allocation charge	$252,787	$239,233	$224,468

(4)    The decrease in consolidation adjustments and other for 2021 compared to 2020 is driven by changes in lumber prices in 2021. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. For homes not yet settled, these intercompany profits are reversed through the consolidation adjustments. Due to the significantly higher lumber prices in the first half of 2021, the previously reversed intercompany profits were recognized in subsequent quarters through the consolidation adjustment as homes were settled, and our consolidated homebuilding margins were negatively impacted by the higher lumber costs.

	As of December 31,
	2021	2020
Assets:
Homebuilding Mid Atlantic	$1,322,818	$1,140,910
Homebuilding North East	235,048	202,591
Homebuilding Mid East	438,700	377,448
Homebuilding South East	629,198	494,295
Mortgage Banking	371,685	555,278
Total segment assets	2,997,449	2,770,522
Reconciling items:
Cash and cash equivalents	2,545,069	2,714,720
Deferred taxes	132,894	132,980
Intangible assets and goodwill	49,368	49,678
Operating lease right-of-use assets	59,010	53,110
Finance lease right-of-use assets	14,578	15,772
Contract land deposit reserve	(30,041)	(52,205)
Consolidation adjustments and other	66,148	92,564
Reconciling items sub-total	2,837,026	3,006,619
Consolidated assets	$5,834,475	$5,777,141

	Year Ended December 31,
	2021	2020	2019
Interest income:
Mortgage Banking	$8,725	$8,930	$12,142
Total segment interest income	8,725	8,930	12,142
Other unallocated interest income	3,154	8,549	20,635
Consolidated interest income	$11,879	$17,479	$32,777

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Interest expense:
Homebuilding Mid Atlantic	$124,385	$124,486	$123,178
Homebuilding North East	25,463	22,859	19,804
Homebuilding Mid East	43,695	40,261	37,266
Homebuilding South East	59,381	51,729	44,334
Mortgage Banking	1,587	1,414	1,045
Total segment interest expense	254,511	240,749	225,627
Corporate capital allocation (3)	(252,787)	(239,233)	(224,468)
Senior Notes and other interest	51,393	39,356	24,221
Consolidated interest expense	$53,117	$40,872	$25,380

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization:
Homebuilding Mid Atlantic	$6,183	$6,806	$7,069
Homebuilding North East	1,628	1,800	1,411
Homebuilding Mid East	4,259	4,969	4,348
Homebuilding South East	3,325	3,636	3,086
Mortgage Banking	1,283	1,534	1,581
Total segment depreciation and amortization	16,678	18,745	17,495
Unallocated corporate	2,785	3,247	3,323
Consolidated depreciation and amortization	$19,463	$21,992	$20,818

	Year Ended December 31,
	2021	2020	2019
Expenditures for property and equipment:
Homebuilding Mid Atlantic	$7,073	$5,712	$9,218
Homebuilding North East	1,062	1,083	2,000
Homebuilding Mid East	4,813	5,041	5,221
Homebuilding South East	4,142	3,818	3,944
Mortgage Banking	401	265	899
Total segment expenditures for property and equipment	17,491	15,919	21,282
Unallocated corporate	384	200	1,417
Consolidated expenditures for property and equipment	$17,875	$16,119	$22,699

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
As of December 31, 2021, we controlled approximately 122,800 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $521,900 and $10,100, respectively. As noted above, our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. During 2021, we recorded a net reversal of approximately $22,100 related to previously impaired lot deposits as market conditions have improved. Our contract land deposit asset is shown net of a $30,041 and $52,205 impairment reserve at December 31, 2021 and December 31, 2020, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 15,500 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash totaling approximately $5,300 as of December 31, 2021, of which approximately $3,400 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of December 31, 2021 and 2020 was as follows:

	As of December 31,
	2021	2020
Contract land deposits	$527,180	$439,833
Loss reserve on contract land deposits	(30,041)	(52,205)
Contract land deposits, net	497,139	387,628
Contingent obligations in the form of letters of credit	10,145	8,249
Total risk of loss	$507,284	$395,877

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
At December 31, 2021, we had an aggregate investment totaling approximately $20,300 in four JVs that are expected to produce approximately 2,300 finished lots, of which approximately 1,900 lots were controlled by us and the remaining approximately 400 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $2,500 in one of the JVs at December 31, 2021.
During the fourth quarter of 2021, we recognized an impairment of approximately $1,300 related to one of the JVs. The charge was recorded to homebuilding "Cost of sales" on the accompanying consolidated statements of income. None of the other JVs had any indicators of impairment during 2021.
We determined that we are not the primary beneficiary in three of the JVs because we and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $20,300 and $23,600 at December 31, 2021 and December 31, 2020, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, we concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. All activities under the consolidated JV had been completed and as of December 31, 2021, we had no remaining investment in the JV. The JV had remaining balances of $268 in cash and $248 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying consolidated balance sheets.
At December 31, 2020, we had an aggregate investment totaling approximately $23,600 in four JVs that were expected to produce approximately 5,200 finished lots, of which approximately 2,200 lots were controlled by us and the remaining approximately 3,000 lots were either under contract with unrelated parties or not currently under contract. In addition, at December 31, 2020, we had additional funding commitments in the aggregate totaling $3,100 to one of the JVs. During the fourth quarter of 2020, one of the JVs sold a portion of its owned land. As a result of the sale, we received a distribution from the JV of approximately $13,100 and recognized a net gain on the sale of approximately $5,000.

5.    Land Under Development
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
–Purchased two raw land parcels for a total purchase price of approximately $11,200, which are expected to produce approximately 200 lots.
As of December 31, 2021, we owned land with a carrying value of $12,147 that we intend to develop into approximately 200 finished lots primarily for use in our homebuilding operations. We also have additional funding commitments of approximately $2,700 under a joint development agreement related to one project, a portion of which we expect will be offset by development credits of approximately $800. None of our land under development projects had any indicators of impairment as of December 31, 2021.
As of December 31, 2020, we directly owned land with a carrying value of $62,790, which was expected to produce approximately 500 finished lots.

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
Our interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Interest capitalized, beginning of year	$1,025	$3,499	$4,154
Interest incurred	53,248	41,327	26,463
Interest charged to interest expense	(53,117)	(40,872)	(25,380)
Interest charged to cost of sales	(563)	(2,929)	(1,738)
Interest capitalized, end of year	$593	$1,025	$3,499

7.    Related Party Transactions
During the year ended December 31, 2021, we entered into LPAs to purchase finished building lots for a total purchase price of approximately $189,000 with Elm Street Development, Inc. (“Elm Street”), which is controlled by one of our directors, William Moran. The independent members of our Board of Directors approved these transactions. During 2021, 2020 and 2019, we purchased developed lots at market prices from Elm Street for approximately $43,700, $60,200 and $44,600, respectively.
We also continue to control a parcel of raw land expected to yield approximately 1,600 finished lots through a JV entered into with Elm Street during 2009. We did not make any investments in the JV in 2021, 2020 or 2019.

8.    Property, Plant and Equipment (“PP&E”)

	As of December 31,
	2021	2020
Homebuilding:
Office facilities and other	$39,826	$39,647
Model home furniture and fixtures	32,384	32,686
Production facilities	87,379	77,420
Finance lease right-of-use assets	14,578	15,772
Gross Homebuilding PP&E	174,167	165,525
Less: accumulated depreciation	(117,188)	(107,739)
Net Homebuilding PP&E	$56,979	$57,786

Mortgage Banking:
Office facilities and other	$15,090	$14,716
Less: accumulated depreciation	(11,432)	(10,172)
Net Mortgage Banking PP&E	$3,658	$4,544

9.    Debt
As of December 31, 2021, we had the following debt instruments outstanding:
3.95% Senior Notes due 2022 ("2022 Senior Notes")
On September 10, 2012, we issued $600,000 of the 2022 Senior Notes. The 2022 Senior Notes were issued at a discount to yield 3.97% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

consolidated balance sheets. The offering of the 2022 Senior Notes resulted in aggregate net proceeds of approximately $593,900, after deducting underwriting discounts and other offering expenses. The 2022 Senior Notes mature on September 15, 2022 and bear interest at 3.95%, payable semi-annually in arrears on March 15 and September 15. As of December 31, 2021 and 2020, the unamortized discount was $87 and $207, respectively, and unamortized debt issuance costs were $359 and $868, respectively.
3.00% Senior Notes due 2030 ("2030 Senior Notes")
On May 4, 2020, we issued $600,000 of the 2030 Senior Notes. The 2030 Senior Notes were issued at a discount to yield 3.02% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Senior Notes resulted in aggregate net proceeds of approximately $595,200, after deducting underwriting discount and offering expenses. The 2030 Senior Notes mature on May 15, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. As of December 31, 2021 and 2020, the unamortized discount was $975 and $1,075, respectively, and unamortized debt issuance costs were $3,025 and $3,387, respectively.
On September 9 and September 17, 2020, we issued an additional $250,000 and $50,000, respectively, of the 2030 Senior Notes (the "2030 Additional Notes" and together with the 2030 Senior Notes and the 2022 Senior Notes, the "Senior Notes"). The 2030 Additional Notes were issued at a premium to yield 2.00% and have been reflected net of the unamortized premium and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Additional Notes resulted in aggregate net proceeds of approximately $323,600, including the underwriting premium, less offering expenses. As of December 31, 2021 and 2020, the 2030 Additional Notes unamortized premium was $21,945 and $24,324, respectively, and unamortized debt issuance costs were $1,243 and $1,392, respectively.
The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes has, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at December 31, 2021.
Credit Agreement
On February 12, 2021, we entered into The Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, BOFA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, and other lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $16,100 was outstanding at December 31, 2021. Borrowings under the Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (i) a Federal Funds Rate plus one-half of one percent, (ii) Bank of America’s publicly announced “prime rate,” and (iii) the Eurodollar Rate plus one percent, plus the Applicable Rate which is based on our debt rating, or for Eurodollar Rate Loans, at the Eurodollar Rate equal to LIBOR plus the Applicable Rate.
The Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type. Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth; (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Credit Agreement termination date is February 12, 2026. We were in compliance with all covenants under the Credit Agreement at December 31, 2021.  There was no debt outstanding under the Facility at December 31, 2021.
Repurchase Agreement
In July 2021, NVRM entered into the Thirteenth Amendment (the “Amendment”) to its Amended and Restated Master Repurchase Agreement dated August 2, 2011 with U.S. Bank National Association (as amended by the Amendment and twelve earlier amendments, the “Repurchase Agreement”). The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub limits.
Advances under the Repurchase Agreement carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin, as determined under the Repurchase Agreement, provided that the Pricing Rate shall not be less than 1.75%. The Pricing Rate at December 31, 2021 was 1.88%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. Amounts

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

outstanding under the Repurchase Agreement are collateralized by our mortgage loans held for sale. At December 31, 2021, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. As of both December 31, 2021 and 2020, there was no debt outstanding under the Repurchase Agreement. The Repurchase Agreement expires on July 20, 2022.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. NVRM was in compliance with all covenants under the Repurchase Agreement at December 31, 2021.

10.    Common Stock
There were 3,447,441 and 3,695,577 common shares outstanding at December 31, 2021 and 2020, respectively. We made the following share repurchases during the years indicated:

	Year Ended December 31,
	2021	2020	2019
Aggregate purchase price	$1,538,019	$371,078	$698,417
Number of shares repurchased	322,038	96,346	220,965

We issue shares from the treasury account for all equity plan activity. We issued 74,027, 159,151 and 275,906 such shares during 2021, 2020 and 2019, respectively.

11.    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$272,971	$151,532	$115,610
State	80,650	42,769	34,586
Deferred:
Federal	873	(13,289)	(2,195)
State	(810)	(4,227)	(745)
Income tax expense	$353,684	$176,785	$147,256

Deferred income taxes on our consolidated balance sheets were comprised of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$64,123	$67,520
Deferred compensation	4,682	4,608
Equity-based compensation expense	46,020	41,839
Inventory	13,014	13,118
Unrecognized tax benefit	10,634	11,705
Other	9,876	8,639
Total deferred tax assets	148,349	147,429
Less: Deferred tax liabilities	7,874	7,184
Net deferred tax asset	$140,475	$140,245
Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $1,334,100 for the year ended December 31, 2021, and was $770,000 for the year ended December 31, 2020.
A reconciliation of income taxes computed at the federal statutory rate (21% in 2021, 2020, and 2019) to income tax expense is as follows:

	Year Ended December 31,
	2021	2020	2019
Income taxes computed at the federal statutory rate	$333,985	$226,387	$215,417
State income taxes, net of federal income tax benefit (1)	72,082	47,469	45,770
Excess tax benefits from equity-based compensation	(48,369)	(92,234)	(101,466)
Other, net (2)	(4,014)	(4,837)	(12,465)
Income tax expense	$353,684	$176,785	$147,256
(1)Excludes state excess tax benefits from equity-based compensation included in the line below.
(2)Primarily attributable to tax benefits from certain energy credits for the years ended December 31, 2021, 2020 and 2019.
Our effective tax rate in 2021, 2020 and 2019 was 22.24%, 16.40% and 14.36%, respectively.
We file a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where we maintain operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$36,817	$39,356
Additions based on tax positions related to the current year	3,436	3,155
Reductions for tax positions of prior years	(6,763)	(5,694)
Settlements	—	—
Balance at end of year	$33,490	$36,817

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $26,456 as of December 31, 2021.

We recognize interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2021, 2020, and 2019, we recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $1,455, $420 and $1,467, respectively. As of December 31, 2021 and 2020, we had a total of $13,849 and $15,304, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets.
We believe that within the next 12 months, it is reasonably possible that the unrecognized tax benefits as of December 31, 2021 will be reduced by approximately $6,464 due to statute expiration and effectively settled positions in various state jurisdictions.

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
The following table provides a summary of each of our equity-based compensation plans with grants outstanding at December 31, 2021. Each of the following plans was approved by our shareholders:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
2010 Equity Incentive Plan (1)	700,000	76,903	—
2014 Equity Incentive Plan (2)	950,000	354,876	110,942
2018 Equity Incentive Plan (3)	275,000	119,480	155,270

(1)The 2010 Equity Incentive Plan (the “2010 Plan”) authorizes us to issue Options and RSUs. There were 63,869 Options and 13,034 RSUs outstanding as of December 31, 2021. Shares can no longer be granted from this plan.

(2)The 2014 Equity Incentive Plan (the “2014 Plan”) authorizes us to issue Options only.

(3)The 2018 Equity Incentive Plan (the "2018 Plan") authorizes us to issue Options and RSUs. Of the 275,000 aggregate shares authorized to issue, all may be granted in the form of Options and up to 40,000 may be granted in the form of RSUs. There were 115,950 Options and 3,530 RSUs outstanding as of December 31, 2021. Of the 155,270 shares available to issue, 36,470 may be granted in the form of RSUs.

During 2021, we issued 18,912 Options under the 2014 Plan. These options vest over four years in 25% increments beginning on either December 31, 2023 or December 31, 2024, based on the date of grant. Vesting for half of the Options issued is contingent solely upon continued employment, while vesting for the other half of the Options issued is contingent upon both continued employment and our return on capital performance during the three year periods beginning 2021 or 2022.
In addition, 50 RSUs were granted under the 2018 Plan during 2021. These RSUs vest over two years in 50% increments beginning on December 31, 2023. Vesting for the RSUs is contingent solely upon continued employment.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table provides additional information relative to our equity-based compensation plans for the year ended December 31, 2021:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2020	593,426	$2,295.11
Granted	18,912	4,719.80
Exercised	(73,749)	1,933.30
Forfeited	(3,894)	3,140.57
Outstanding at December 31, 2021	534,695	$2,424.62	5.3	$1,863,010
Exercisable at December 31, 2021	334,634	$1,993.07	4.3	$1,310,360

RSUs
Outstanding at December 31, 2020	17,598
Granted	50
Vested	(278)
Forfeited	(806)
Outstanding at December 31, 2021	16,564			$97,875
Vested, but not issued at December 31, 2021	—			$—

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
The fair value of the Options granted during 2021, 2020 and 2019 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2021	2020	2019
Estimated option life (years)	5.31	5.36	5.55
Risk free interest rate (range)	0.30%-1.55%	0.22%-1.94%	1.51%-2.73%
Expected volatility (range)	24.46%-30.80%	18.78%-32.48%	19.17%-22.01%
Expected dividend rate	—%	—%	—%
Weighted average grant-date fair value per share of options granted	$1,235.91	$737.19	$661.01

The weighted average grant date fair value per share of $4,973.30 for the RSUs was the closing price of our common stock on the day immediately preceding the date of grant.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. In 2021, 2020 and 2019, we recognized $58,234, $50,794, and $78,532 in equity-based compensation costs, respectively, and approximately $12,000, $10,500, and $16,800 in tax benefit related to equity-based compensation costs, respectively.
As of December 31, 2021, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $129,700. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2027. The weighted-average period over which the unrecognized compensation cost will be recorded is equal to approximately 2.1 years.
We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2021, 2020 and 2019, we issued 74,027, 159,151 and 275,906 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2021	2020	2019
Aggregate exercise proceeds	$142,370	$180,866	$274,028
Aggregate intrinsic value on exercise dates	$219,219	$432,772	$593,162

Profit Sharing Plans
We have a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by our Directors. The combined plan contribution for the years ended December 31, 2021, 2020 and 2019 was approximately $24,700, $22,500 and $20,300, respectively. We purchased approximately 4,500 and 5,000 shares of our common stock in the open market for the 2021 and 2020 plan year contributions to the ESOP. As of December 31, 2021, all shares held by the ESOP had been allocated to participants’ accounts. The 2021 plan year contribution was funded and fully allocated to participants in February 2022.
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
The rabbi trust account held 106,697 shares of NVR common stock as of both December 31, 2021 and 2020. Shares held by the Deferred Comp Plans are treated as outstanding shares in our earnings per share calculation for each of the years ended December 31, 2021, 2020 and 2019.

13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have entered into finance leases for one of our production facilities and certain plant equipment. Our leases have remaining lease terms of up to 18.7 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the lease. See Note 1 herein for additional information regarding leases.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Lease expense
Operating lease expense	$31,923	$31,704	$30,991
Finance lease expense:
Amortization of ROU assets	1,798	1,313	382
Interest on lease liabilities	429	281	76
Short-term lease expense	24,012	24,361	26,843
Total lease expense	$58,162	$57,659	$58,292

Other information related to leases was as follows:

	Year Ended December 31,
	2021	2020
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,849	$27,953
Operating cash flows from finance leases	$429	$281
Financing cash flows from finance leases	$1,363	$989

ROU assets obtained in exchange for lease obligations:
Operating leases	$26,781	$10,159
Finance leases	$603	$10,034

Weighted-average remaining lease term (in years):
Operating leases	6.3	4.7
Finance leases	11.7	12.5

Weighted-average discount rate:
Operating leases	3.0%	3.4%
Finance leases	2.8%	2.8%

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We are committed under multiple non-cancelable operating and finance leases involving office space, model homes, production facilities, automobiles and equipment. Future lease payments under these operating and finance leases as of December 31, 2021 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022	$29,337	$1,841
2023	17,851	1,846
2024	12,135	1,851
2025	7,246	1,855
2026	3,876	2,804
Thereafter	18,441	8,166
Total lease payments	88,886	18,363
Less:
Imputed interest	8,499	2,950
Short-term lease payments	5,822	—
Total lease liability	$74,565	$15,413

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
Contract Land Deposits
We generally do not engage in land development. Instead, we typically acquire finished building lots from various third party land developers under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. At December 31, 2021, assuming that contractual development milestones are met and we exercise our option,we expect to place additional forfeitable deposits with land developers under existing LPAs of approximately $299,800. Additionally, as of December 31, 2021, we had funding commitments totaling approximately $2,700 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $800.
Bonds and Letters of Credit
During the ordinary course of operating the homebuilding and mortgage banking businesses, we are required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $36,600 of contingent obligations under such agreements, including approximately $16,100 for letters of credit issued under the Credit Agreement as of December 31, 2021. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Warranty Reserve
The following table reflects the changes in our warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2021	2020	2019
Warranty reserve, beginning of year	$119,638	$108,053	$103,700
Provision	94,605	75,288	69,065
Payments	(79,384)	(63,703)	(64,712)
Warranty reserve, end of year	$134,859	$119,638	$108,053

15.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of December 31, 2021 and December 31, 2020. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.

	As of December 31,
	2021	2020
Estimated Fair Values:
3.95% Senior Notes due 2022	$610,452	$630,000
3.00% Senior Notes due 2030	942,192	982,620
Total	$1,552,644	$1,612,620
Carrying Values:
3.95% Senior Notes due 2022	$599,553	$598,925
3.00% Senior Notes due 2030	916,702	918,470
Total	$1,516,255	$1,517,395

Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consists primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2021, there were contractual commitments to extend credit to borrowers aggregating $1,028,451 and open forward delivery contracts aggregating $1,184,999, which hedge both the rate lock loan commitments and closed loans held for sale.

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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of December 31, 2021, the fair value of loans held for sale of $302,192 included on the accompanying consolidated balance sheet were increased by $4,296 from the aggregate principal balance of $297,896. As of December 31, 2020, the fair value of loans held for sale of $449,760 were increased by $10,042 from the aggregate principal balance of $439,718.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	As of December 31,
	2021	2020
Rate lock commitments:
Gross assets	$15,949	$10,844
Gross liabilities	1,790	87
Net rate lock commitments	$14,159	$10,757
Forward sales contracts:
Gross assets	$708	$1
Gross liabilities	926	5,217
Net forward sales contracts	$(218)	$(5,216)

As of December 31, 2021 and 2020, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying consolidated balance sheets.
The fair value measurement as of December 31, 2021 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$1,028,451	$2,583	$(496)	$12,072	$—	$14,159
Forward sales contracts	$1,184,999	—	—	—	(218)	(218)
Mortgages held for sale	$297,896	673	(866)	4,489	—	4,296
Total fair value measurement		$3,256	$(1,362)	$16,561	$(218)	$18,237

The total fair value measurement as of December 31, 2020 was $15,583. NVRM recorded a fair value adjustment to income of $2,654 for the year ended December 31, 2021, a fair value adjustment to expense of $1,472 for the year ended December 31, 2020,

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

and a fair value adjustment to income of $198 for the year ended December 31, 2019.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

16.    Mortgage Repurchase Reserve
During the years ended December 31, 2021, 2020 and 2019, we recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $2,600, $3,200 and $4,200, respectively. Included in the Mortgage Banking segment’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage repurchase reserve equal to approximately $21,400 and $20,500 at December 31, 2021 and 2020, respectively.