Form 10-Q
period 2022-03-31
NVR INC
filed 2022-05-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022 there were 3,289,666 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Homebuilding:
Cash and cash equivalents	$2,138,706	$2,545,069
Restricted cash	65,562	60,730
Receivables	23,471	18,552
Inventory:
Lots and housing units, covered under sales agreements with customers	1,997,115	1,777,862
Unsold lots and housing units	142,015	127,434
Land under development	14,668	12,147
Building materials and other	39,841	29,923
	2,193,639	1,947,366

Contract land deposits, net	512,042	497,139
Property, plant and equipment, net	56,829	56,979
Operating lease right-of-use assets	59,819	59,010
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	220,675	229,018
	5,312,323	5,455,443
Mortgage Banking:
Cash and cash equivalents	19,157	28,398
Restricted cash	3,402	2,519
Mortgage loans held for sale, net	312,726	302,192
Property and equipment, net	3,386	3,658
Operating lease right-of-use assets	8,491	9,758
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	59,381	25,160
	413,890	379,032
Total assets	$5,726,213	$5,834,475

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$398,516	$336,560
Accrued expenses and other liabilities	501,091	435,860
Customer deposits	453,178	417,463
Operating lease liabilities	64,546	64,128
Senior notes	1,515,964	1,516,255
	2,933,295	2,770,266
Mortgage Banking:
Accounts payable and other liabilities	58,098	51,394
Operating lease liabilities	9,221	10,437
	67,319	61,831
Total liabilities	3,000,614	2,832,097

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2022 and December 31, 2021	206	206
Additional paid-in capital	2,416,660	2,378,191
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both March 31, 2022 and December 31, 2021	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	10,473,939	10,047,839
Less treasury stock at cost – 17,240,495 and 17,107,889 shares as of March 31, 2022 and December 31, 2021, respectively	(10,165,206)	(9,423,858)
Total shareholders' equity	2,725,599	3,002,378
Total liabilities and shareholders' equity	$5,726,213	$5,834,475

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Homebuilding:
Revenues	$2,309,227	$1,963,711
Other income	1,339	1,586
Cost of sales	(1,651,365)	(1,577,453)
Selling, general and administrative	(129,510)	(121,419)
Operating income	529,691	266,425
Interest expense	(12,804)	(13,006)
Homebuilding income	516,887	253,419

Mortgage Banking:
Mortgage banking fees	69,182	77,735
Interest income	2,074	2,032
Other income	1,072	867
General and administrative	(22,908)	(21,656)
Interest expense	(362)	(391)
Mortgage banking income	49,058	58,587

Income before taxes	565,945	312,006
Income tax benefit (expense)	(139,845)	(63,244)

Net income	$426,100	$248,762

Basic earnings per share	$125.87	$67.72

Diluted earnings per share	$116.56	$63.21

Basic weighted average shares outstanding	3,385	3,673

Diluted weighted average shares outstanding	3,656	3,935

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$426,100	$248,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,460	5,203
Equity-based compensation expense	11,668	14,471
Contract land deposit recoveries, net	(5,924)	(6,183)
Gain on sale of loans, net	(57,978)	(67,550)
Mortgage loans closed	(1,484,771)	(1,413,988)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,511,850	1,583,701
Distribution of earnings from unconsolidated joint ventures	2,000	—
Net change in assets and liabilities:
Increase in inventory	(246,273)	(120,710)
Increase in contract land deposits	(8,979)	(3,092)
Increase in receivables	(13,782)	(4,243)
Increase in accounts payable and accrued expenses	127,083	33,618
Increase in customer deposits	35,715	73,695
Other, net	8,157	(15,426)
Net cash provided by operating activities	309,326	328,258

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(472)	(659)
Purchase of property, plant and equipment	(4,056)	(3,104)
Proceeds from the sale of property, plant and equipment	210	369
Net cash used in investing activities	(4,318)	(3,394)

Cash flows from financing activities:
Purchase of treasury stock	(748,788)	(377,425)
Principal payments on finance lease liabilities	(356)	(329)
Proceeds from the exercise of stock options	34,241	57,625
Net cash used in financing activities	(714,903)	(320,129)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(409,895)	4,735
Cash, restricted cash, and cash equivalents, beginning of the period	2,636,984	2,809,782

Cash, restricted cash, and cash equivalents, end of the period	$2,227,089	$2,814,517

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$12,521	$12,614
Income taxes paid during the period, net of refunds	$2,536	$2,635

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three months ended March 31, 2022 and 2021, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of March 31, 2022 and December 31, 2021 was $262 and $268, respectively, and as of March 31, 2021 and December 31, 2020 was $273 and $269, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $453,178 and $417,463 as of March 31, 2022 and December 31, 2021, respectively. We expect that substantially all of the customer deposits held at December 31, 2021 will be recognized in revenue in 2022. Our contract assets consist of prepaid sales compensation and totaled approximately $26,300 and $25,200, as of March 31, 2022 and December 31, 2021, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of March 31, 2022, we controlled approximately 124,600 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $529,600 and $8,800, respectively.  Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three months ended March 31, 2022 and 2021, we recorded a net reversal of approximately $5,900 and $6,200, respectively, related to previously impaired lot deposits as market conditions have improved. Our contract land deposit asset is shown net of a $24,115 and $30,041 impairment reserve at March 31, 2022 and December 31, 2021, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 18,500 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash totaling approximately $6,600 as of March 31, 2022, of which approximately $4,600 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of March 31, 2022 and December 31, 2021, our total risk of loss was as follows:

	March 31, 2022	December 31, 2021
Contract land deposits	$536,157	$527,180
Loss reserve on contract land deposits	(24,115)	(30,041)
Contract land deposits, net	512,042	497,139
Contingent obligations in the form of letters of credit	8,829	10,145
Total risk of loss	$520,871	$507,284

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
At March 31, 2022, we had an aggregate investment totaling approximately $18,800 in four JVs that are expected to produce approximately 2,200 finished lots, of which approximately 1,850 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $2,000 to one of the JVs at March 31, 2022.
We determined that we are not the primary beneficiary in three of the JVs because we and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $18,800 and $20,300 at March 31, 2022 and December 31, 2021, respectively, and is reported in the homebuilding “Other assets” line item on the accompanying condensed consolidated balance sheets. None of the unconsolidated JVs had any indicators of impairment as of March 31,

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
2022. For the remaining JV, we concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. All activities under the consolidated JV had been completed and as of March 31, 2022, we had no remaining investment in the JV. The JV had remaining balances of $262 in cash and $235 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
As of March 31, 2022, we owned land parcels with a carrying value of $14,668 that we intend to develop into approximately 350 finished lots. We have additional funding commitments of approximately $2,000 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $600. None of the raw parcels had any indicators of impairment as of March 31, 2022.
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
The following table reflects the changes in our capitalized interest during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Interest capitalized, beginning of period	$593	$1,025
Interest incurred	13,254	13,422
Interest charged to interest expense	(13,166)	(13,397)
Interest charged to cost of sales	(41)	(221)
Interest capitalized, end of period	$640	$829

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Weighted average number of shares outstanding used to calculate basic EPS	3,385,259	3,673,394
Dilutive securities:
Stock options and restricted share units	270,258	262,095
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,655,517	3,935,489
The following non-qualified stock options ("Options") issued under equity incentive plans were outstanding during the three months ended March 31, 2022 and 2021, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2022	2021
Anti-dilutive securities	21,032	22,862

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended March 31, 2022 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2021	$206	$2,378,191	$10,047,839	$(9,423,858)	$(16,710)	$16,710	$3,002,378

Net income	—	—	426,100	—	—	—	426,100
Purchase of common stock for treasury	—	—	—	(748,788)	—	—	(748,788)
Equity-based compensation	—	11,668	—	—	—	—	11,668
Proceeds from Options exercised	—	34,241	—	—	—	—	34,241
Treasury stock issued upon Option exercise and restricted share vesting	—	(7,440)	—	7,440	—	—	—
Balance, March 31, 2022	$206	$2,416,660	$10,473,939	$(10,165,206)	$(16,710)	$16,710	$2,725,599

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

We repurchased 146,054 and 86,523 shares of our outstanding common stock during the three months ended March 31, 2022 and 2021, respectively. We settle Option exercises and vesting of restricted stock units ("RSUs") by issuing shares of treasury stock.  Approximately 13,323 and 30,555 shares were issued from the treasury account during the three months ended March 31, 2022 and 2021, respectively, in settlement of Option exercises and vesting of RSUs.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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
The following table reflects the changes in our Warranty Reserve during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Warranty reserve, beginning of period	$134,859	$119,638
Provision	17,967	22,329
Payments	(17,485)	(17,131)
Warranty reserve, end of period	$135,341	$124,836

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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2022	2021
Revenues:
Homebuilding Mid Atlantic	$1,141,708	$936,141
Homebuilding North East	175,551	162,193
Homebuilding Mid East	461,405	424,952
Homebuilding South East	530,563	440,425
Mortgage Banking	69,182	77,735
Total consolidated revenues	$2,378,409	$2,041,446

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Income before taxes:
Homebuilding Mid Atlantic	$249,781	$129,067
Homebuilding North East	25,928	15,227
Homebuilding Mid East	71,183	48,941
Homebuilding South East	113,454	56,665
Mortgage Banking	50,106	59,562
Total segment profit before taxes	510,452	309,462
Reconciling items:
Contract land deposit recoveries (1)	5,926	6,196
Equity-based compensation expense (2)	(11,668)	(14,471)
Corporate capital allocation (3)	69,744	61,551
Unallocated corporate overhead	(45,261)	(39,717)
Consolidation adjustments and other (4)	49,507	1,967
Corporate interest expense	(12,755)	(12,982)
Reconciling items sub-total	55,493	2,544
Consolidated income before taxes	$565,945	$312,006

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The decrease in equity-based compensation expense for the three-month period ended March 31, 2022 was primarily attributable to options issued under the 2018 Equity Incentive Plan becoming fully vested as of December 31, 2021.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$34,087	$30,596
Homebuilding North East	7,087	6,038
Homebuilding Mid East	11,417	10,624
Homebuilding South East	17,153	14,293
Total	$69,744	$61,551

(4)The increase in consolidation adjustments and other for the three-month period ended March 31, 2022 compared to the respective 2021 period was driven by higher lumber prices quarter over quarter. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions, which were negatively impacted by the increase in lumber costs. The increase in lumber costs related to homes not yet settled is reversed through the consolidation adjustment. As the homes currently in inventory are settled in subsequent quarters, our consolidated homebuilding margins will be negatively impacted by these higher lumber costs.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets:
Homebuilding Mid Atlantic	$1,355,052	$1,322,818
Homebuilding North East	286,796	235,048
Homebuilding Mid East	478,605	438,700
Homebuilding South East	706,244	629,198
Mortgage Banking	406,543	371,685
Total segment assets	3,233,240	2,997,449
Reconciling items:
Cash and cash equivalents	2,138,706	2,545,069
Deferred taxes	135,136	132,894
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	59,819	59,010
Finance lease right-of-use assets	14,386	14,578
Contract land deposit reserve	(24,115)	(30,041)
Consolidation adjustments and other	119,673	66,148
Reconciling items sub-total	2,492,973	2,837,026
Consolidated assets	$5,726,213	$5,834,475

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value.  Level 1 inputs are quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs.
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of March 31, 2022 and December 31, 2021. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hirarchy.

	March 31, 2022	December 31, 2021
Estimated Fair Values:
3.95% Senior Notes due 2022	$600,900	$610,452
3.00% Senior Notes due 2030	842,904	942,192
Total	$1,443,804	$1,552,644
Carrying Values:
3.95% Senior Notes due 2022	$599,711	$599,553
3.00% Senior Notes due 2030	916,253	916,702
Total	$1,515,964	$1,516,255

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At March 31, 2022, there were rate lock commitments to extend credit to borrowers aggregating $2,146,716 and open forward delivery contracts aggregating $2,301,443, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  As of March 31, 2022, the fair value of loans held for sale of $312,726 included on the accompanying condensed consolidated balance sheet was decreased by $5,959 from the aggregate principal balance of $318,685. As of

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
December 31, 2021, the fair value of loans held for sale of $302,192 was increased by $4,296 from the aggregate principal balance of $297,896.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2022	December 31, 2021
Rate lock commitments:
Gross assets	$39,547	$15,949
Gross liabilities	44,238	1,790
Net rate lock commitments	$(4,691)	$14,159
Forward sales contracts:
Gross assets	$40,007	$708
Gross liabilities	1,011	926
Net forward sales contracts	$38,996	$(218)
As of March 31, 2022, the net rate lock commitments are reported in mortgage banking "Accrued expenses and other liabilities" and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying condensed consolidated balance sheets. As of December 31, 2021, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".
The fair value measurement as of March 31, 2022 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$2,146,716	$9,863	$(43,284)	$28,730	$—	$(4,691)
Forward sales contracts	$2,301,443	—	—	—	38,996	38,996
Mortgages held for sale	$318,685	1,472	(12,263)	4,832	—	(5,959)
Total fair value measurement		$11,335	$(55,547)	$33,562	$38,996	$28,346

The total fair value measurement as of December 31, 2021 was $18,237. NVRM recorded a fair value adjustment to income of $10,109 for the three months ended March 31, 2022. NVRM recorded a fair value adjustment to income of $548 for the three months ended March 31, 2021. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of March 31, 2022, we had the following debt instruments outstanding:
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
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $15,000 was outstanding at March 31, 2022. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Facility at March 31, 2022.
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
The Repurchase Agreement expires on July 20, 2022. At March 31, 2022, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at March 31, 2022.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain plant equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $14,386 and $15,329, respectively, as of March 31, 2022, and $14,578 and $15,413, respectively, as of December 31, 2021. Our leases have remaining lease terms of up to 18.4 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Lease expense
Operating lease expense	$8,101	$7,577
Finance lease expense:
Amortization of ROU assets	464	443
Interest on lease liabilities	104	110
Short-term lease expense	6,332	5,890
Total lease expense	$15,001	$14,020

Other information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,169	$6,810
Operating cash flows from finance leases	104	110
Financing cash flows from finance leases	356	329

ROU assets obtained in exchange for lease obligations:
Operating leases	$5,813	$3,013
Finance leases	$272	$89

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	6.2	6.3
Finance leases	11.4	11.7

Weighted-average discount rate:
Operating leases	3.0%	3.0%
Finance leases	2.8%	2.8%

14.    Income Taxes
Our effective tax rate for the three months ended March 31, 2022 was 24.7% compared to 20.3% for the three months ended March 31, 2021. The increase in the effective tax rate quarter over quarter is primarily attributable to recognizing a lower income tax benefit related to excess tax benefits from stock option exercises in the first quarter of 2022. For the three months ended March 31, 2022 and 2021, we recognized $8,446 and $17,377, respectively, in such income tax benefits.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the impact of the COVID-19 pandemic on our business and customers, supply chain disruptions, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: the economic impact of COVID-19 and related supply chain disruption; general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control.  We undertake no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2022 and 2021
Business Environment and Current Outlook
Despite experiencing rising mortgage interest rates during the quarter, demand for new homes remained strong during the first quarter of 2022 driven by limited housing supply. As a result, the market has seen significant appreciation in home prices, allowing us to improve profitability despite rising material and labor costs. Additionally, strong housing demand has resulted in increased construction activity and demand for building materials and contractor labor, which, coupled with the ongoing effects of the COVID-19 pandemic, has led to supply chain disruptions and longer construction cycle times. We expect to continue to face these disruptions well into 2022, and we continue to work closely with our suppliers and trade partners to manage these disruptions.
Although current demand for new homes is strong, there is uncertainty regarding the extent and timing of the supply chain disruption and the effects of the ongoing pandemic and related economic relief efforts on the U.S. economy, which have contributed to high inflation during the first quarter of 2022. Demand for new homes and home affordability may be negatively impacted by both rising inflation and mortgage interest rates. We expect to continue to face cost pressures related to building materials, labor and land costs, which will impact profit margins based on our ability to manage these costs while balancing sales pace and pricing. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet.

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
As of March 31, 2022, we controlled approximately 126,800 lots as described below.
Lot Purchase Agreements
We controlled approximately 124,600 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $529,600 and $8,800, respectively. Included in the number of controlled lots are approximately 4,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $24,100 as of March 31, 2022.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $18,800 in four JVs, expected to produce approximately 2,200 lots. Of the lots to be produced by the JVs, approximately 1,850 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $2,000 to one of the JVs at March 31, 2022.
Land Under Development
We owned land with a carrying value of approximately $14,700 that we intend to develop into approximately 350 finished lots.  We had additional funding commitments of approximately $2,000 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $600.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 18,500 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  As of March 31, 2022, these properties are controlled with deposits in cash totaling approximately $6,600, of which approximately $4,600 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the first quarter of 2022 totaled $2,378,409, a 17% increase from the first quarter of 2021.  Net income for the first quarter ended March 31, 2022 was $426,100, or $116.56 per diluted share, increases of 71% and 84% when compared to net income and diluted earnings per share in the first quarter of 2021, respectively.  Our homebuilding gross profit margin percentage increased to 28.5% in the first quarter of 2022 from 19.7% in the first quarter of 2021. New orders, net of cancellations (“New Orders”) decreased by 6% in the first quarter of 2022 compared to the first quarter of 2021. The average sales price for New Orders in the first quarter of 2022 increased by 13% to $465.7 compared to the first quarter of 2021.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended March 31,
	2022	2021
Financial Data:
Revenues	$2,309,227	$1,963,711
Cost of sales	$1,651,365	$1,577,453
Gross profit margin percentage	28.5%	19.7%
Selling, general and administrative expenses	$129,510	$121,419
Operating Data:
New orders (units)	5,927	6,314
Average new order price	$465.7	$410.5
Settlements (units)	5,214	5,072
Average settlement price	$442.9	$387.2
Backlog (units)	13,443	12,791
Average backlog price	$463.7	$406.9
New order cancellation rate	10.3%	9.6%

Consolidated Homebuilding - Three Months Ended March 31, 2022 and 2021
Homebuilding revenues increased 18% in the first quarter of 2022 compared to the same period in 2021, as a result of a 3% increase in the number of units settled and a 14% increase in the average settlement price. The increase in the number of units settled was attributable to a 10% higher backlog unit balance entering 2022 compared to the backlog unit balance entering 2021, offset partially by a lower backlog turnover rate quarter over quarter attributable in part to the impact of supply chain issues on our construction cycle times. The increase in the average settlement price was primarily attributable to a 15% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021.
Gross profit margin percentage in the first quarter of 2022 increased to 28.5%, from 19.7% in the first quarter of 2021. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters, lower lumber costs and improved leveraging of certain operating costs attributable to the increase in settlement activity in the first quarter of 2022.
The number of New Orders decreased 6% while the average sales price of New Orders increased 13% in the first quarter of 2022 compared to the first quarter of 2021.  New Orders were lower due primarily to a 9% decrease in the average number of active communities in the first quarter of 2022 compared to the same period in 2021. The increase in the average sales price of New Orders was attributable to strong price appreciation attributable to sustained demand driven by favorable market conditions.
Selling, general and administrative (“SG&A”) expense in the first quarter of 2022 increased by approximately $8,100 compared to the first quarter of 2021, but as a percentage of revenue decreased to 5.6% from 6.2% quarter over quarter due to improved leveraging of SG&A costs. The increase in SG&A expense was attributable primarily to increases of approximately $7,400 in personnel costs and approximately $2,900 in incentive compensation attributable largely to increased headcount.
Our backlog represents homes sold but not yet settled with our customers. As of March 31, 2022, our backlog increased on a unit basis by 5% to 13,443 units and increased on a dollar basis by 20% to $6,232,955 when compared to 12,791 units and $5,204,091, respectively, as of March 31, 2021. The increase in backlog units was primarily attributable to a lower backlog turnover rate quarter over quarter, which was negatively impacted by a longer production cycle attributable to supply chain disruptions and external subcontractor capacity constraints as we work to expand production capacity to meet our increased sales pace. Backlog dollars were higher due to the increase in backlog units and a 14% increase in the average sales price of New Orders during the six-month period ended March 31, 2022 compared to the same period in 2021.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our first quarter cancellation rate was approximately 10% for both 2022 and 2021.  During the most recent four quarters, approximately 3% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2022 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from continued supply chain and/or COVID-19 related disruptions, we expect to settle substantially all of our March 31, 2022 backlog within the next twelve months.
The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity, building material supply chain disruptions and other external factors over which we do not exercise control.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at March 31, 2022 and December 31, 2021 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $8,800 and $10,100 at March 31, 2022 and December 31, 2021, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2022 and 2021.
Selected Segment Financial Data:

	Three Months Ended March 31,
	2022	2021
Revenues:
Mid Atlantic	$1,141,708	$936,141
North East	175,551	162,193
Mid East	461,405	424,952
South East	530,563	440,425

	Three Months Ended March 31,
	2022	2021
Gross profit margin:
Mid Atlantic	$318,214	$191,302
North East	41,704	28,946
Mid East	101,407	77,504
South East	152,099	89,730

	Three Months Ended March 31,
	2022	2021
Gross profit margin percentage:
Mid Atlantic	27.9%	20.4%
North East	23.8%	17.8%
Mid East	22.0%	18.2%
South East	28.7%	20.4%

	Three Months Ended March 31,
	2022	2021
Segment profit:
Mid Atlantic	$249,781	$129,067
North East	25,928	15,227
Mid East	71,183	48,941
South East	113,454	56,665

Operating Activity:

	Three Months Ended March 31,
	2022		2021
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,307	$529.1	2,291	$502.2
North East	460	$522.9	440	$474.7
Mid East	1,534	$398.6	1,795	$350.4
South East	1,626	$422.8	1,788	$337.6
Total	5,927	$465.7	6,314	$410.5

	Three Months Ended March 31,
	2022		2021
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,180	$523.7	2,010	$465.7
North East	348	$504.5	372	$436.0
Mid East	1,210	$381.3	1,263	$336.4
South East	1,476	$359.5	1,427	$308.6
Total	5,214	$442.9	5,072	$387.2

	As of March 31,
	2022		2021
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	5,045	$537.0	4,760	$488.2
North East	1,081	$518.6	1,018	$463.7
Mid East	3,351	$389.2	3,406	$350.6
South East	3,966	$418.3	3,607	$336.6
Total	13,443	$463.7	12,791	$406.9

	Three Months Ended March 31,
	2022	2021
New order cancellation rate:
Mid Atlantic	10.2%	9.5%
North East	8.2%	10.8%
Mid East	11.8%	8.4%
South East	9.5%	10.7%

	Three Months Ended March 31,
	2022	2021
Average active communities:
Mid Atlantic	151	159
North East	34	35
Mid East	129	140
South East	90	111
Total	404	445

Homebuilding Inventory:

	March 31, 2022	December 31, 2021
Sold inventory:
Mid Atlantic	$917,491	$867,892
North East	192,428	154,053
Mid East	373,915	342,011
South East	499,754	439,892
Total (1)	$1,983,588	$1,803,848

	March 31, 2022	December 31, 2021
Unsold lots and housing units inventory:
Mid Atlantic	$92,416	$87,412
North East	23,162	14,656
Mid East	13,050	12,892
South East	13,144	14,193
Total (1)	$141,772	$129,153
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2022	December 31, 2021
Total lots controlled:
Mid Atlantic	48,000	47,900
North East	11,900	11,900
Mid East	23,500	23,700
South East	43,400	41,400
Total	126,800	124,900

	March 31, 2022	December 31, 2021
Contract land deposits, net:
Mid Atlantic	$251,314	$257,244
North East	55,740	51,257
Mid East	53,578	52,537
South East	160,239	146,246
Total	$520,871	$507,284

Mid Atlantic
Three Months Ended March 31, 2022 and 2021
The Mid Atlantic segment had an approximate $120,700, or 94%, increase in segment profit in the first quarter of 2022 compared to the first quarter of 2021.  The increase in segment profit was driven by an increase in segment revenues of approximately $205,600, or 22%, coupled with an increase in gross profit margins. Segment revenues increased due to increases in the number of units settled and the average settlement price of 8% and 12%, respectively. The increases in the number of units settled and the average settlement price were primarily attributable to a 10% higher backlog unit balance and a 14% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The Mid Atlantic segment’s gross profit margin percentage increased to

27.9% in the first quarter of 2022 from 20.4% in the first quarter of 2021. Gross profit margins were favorably impacted by the aforementioned 12% increase in the average settlement price and improved leveraging of certain operating costs attributable to the increase in settlement activity in the first quarter of 2022.
Segment New Orders and the average sales price of New Orders increased 1% and 5%, respectively, in the first quarter of 2022 compared to the first quarter of 2021. The increase in the average sales price of New Orders was attributable to strong price appreciation attributable to sustained demand driven by favorable market conditions.
North East
Three Months Ended March 31, 2022 and 2021
The North East segment had an approximate $10,700, or 70%, increase in segment profit in the first quarter of 2022 compared to the first quarter of 2021, due primarily to an increase in segment revenues of approximately $13,400, or 8%, coupled with an increase in gross profit margins. Segment revenues increased due to an increase in the average settlement price of 16%, offset partially by a 6% decrease in the number of units settled. The increase in the average settlement price was primarily attributable to a 14% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The decrease in the number of units settled was attributable to a lower backlog turnover rate attributable in part to the impact of supply chain issues on our construction cycle times. The segment’s gross profit margin percentage increased to 23.8% in the first quarter of 2022 from 17.8% in the first quarter of 2021. Gross profit margins were favorably impacted by the aforementioned 16% increase in the average settlement price, coupled with lower lot costs as a percentage of revenue in the first quarter of 2022.
Segment New Orders and the average sales price of New Orders increased 5% and 10%, respectively, in the first quarter of 2022 compared to the first quarter of 2021. The increase in the average sales price of New Orders was attributable to strong price appreciation attributable to sustained demand driven by favorable market conditions. New Orders were higher due to strong demand which led to higher sales absorption rates in the first quarter of 2022.
Mid East
Three Months Ended March 31, 2022 and 2021
The Mid East segment had an approximate $22,200, or 45%, increase in segment profit in the first quarter of 2022 compared to the first quarter of 2021, due primarily to an increase in segment revenues of approximately $36,500, or 9%, coupled with an increase in gross profit margins. Segment revenues increased due to a 13% increase in the average settlement price, offset partially by a 4% decrease in settlements. The increase in the average settlement price was primarily attributable to an 11% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The decrease in the number of units settled was attributable to a lower backlog turnover rate attributable in part to the impact of supply chain issues on our construction cycle times. The segment's gross profit margin percentage increased to 22.0% in the first quarter of 2022 from 18.2% in the first quarter of 2021. Gross profit margins were favorably impacted by the aforementioned 13% increase in the average settlement price, coupled with lower lot costs as a percentage of revenue in the first quarter of 2022.
Segment New Orders decreased 15% in the first quarter of 2022 compared to the first quarter of 2021. The decrease in New Orders was primarily attributable to an 8% decrease in average number of active communities. The average sales price of New Orders increased 14% in the first quarter of 2022 compared to the first quarter of 2021 due primarily to strong price appreciation attributable to sustained demand driven by favorable market conditions.
South East
Three Months Ended March 31, 2022 and 2021
The South East segment had an approximate $56,800, or 100%, increase in segment profit in the first quarter of 2022 compared to the first quarter of 2021. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $90,100, or 20%, coupled with an increase in gross profit margins. The increase in revenues is attributable to a 3% increase in the number of units settled and a 16% increase in the average settlement price quarter over quarter. The increase in the number of units settled was attributable to an 18% higher backlog unit balance entering 2022 compared to the backlog unit balance entering 2021, offset by a lower backlog turnover rate attributable in part to the impact of supply chain issues on our construction cycle times. The increase in the average settlement price was primarily attributable to a 22% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The segment’s gross profit margin percentage increased to 28.7% in the first quarter of 2022 from 20.4% in the first quarter of 2021. Gross profit margins were favorably impacted by the aforementioned 16% increase in the average settlement price and improved leveraging of certain operating costs attributable to the increase in settlement activity in the first quarter of 2022.
Segment New Orders decreased 9% in the first quarter of 2022 compared to the first quarter of 2021. The decrease in New Orders was mainly attributable to a 19% decrease in average number of active communities. The average sales price of New Orders increased 25% in the first quarter of 2022 compared to the first quarter of 2021 due primarily to strong price appreciation attributable to sustained demand driven by favorable market conditions.
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

	Three Months Ended March 31,
	2022	2021
Homebuilding consolidated gross profit:
Mid Atlantic	$318,214	$191,302
North East	41,704	28,946
Mid East	101,407	77,504
South East	152,099	89,730
Consolidation adjustments and other	44,438	(1,224)
Homebuilding consolidated gross profit	$657,862	$386,258

	Three Months Ended March 31,
	2022	2021
Homebuilding consolidated income before taxes:
Mid Atlantic	$249,781	$129,067
North East	25,928	15,227
Mid East	71,183	48,941
South East	113,454	56,665
Reconciling items:
Contract land deposit recoveries (1)	5,926	6,196
Equity-based compensation expense (2)	(10,620)	(13,496)
Corporate capital allocation (3)	69,744	61,551
Unallocated corporate overhead	(45,261)	(39,717)
Consolidation adjustments and other (4)	49,507	1,967
Corporate interest expense	(12,755)	(12,982)
Reconciling items sub-total	56,541	3,519
Homebuilding consolidated income before taxes	$516,887	$253,419

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The decrease in equity-based compensation expense for the three-month period ended March 31, 2022 was primarily attributable to previously issued options becoming fully vested effective December 31, 2021.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Corporate capital allocation charge:
Mid Atlantic	$34,087	$30,596
North East	7,087	6,038
Mid East	11,417	10,624
South East	17,153	14,293
Total	$69,744	$61,551

(4)The increase in consolidation adjustments and other for the three-month period ended March 31, 2022 compared to the respective 2021 period is driven by higher lumber prices quarter over quarter. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions, which were negatively impacted by the increase in lumber costs. The increase in lumber costs related to homes not yet settled is reversed through the consolidation adjustment. As the homes currently in inventory are settled in subsequent quarters, our consolidated homebuilding margins will be negatively impacted by these higher lumber costs.

Mortgage Banking Segment
Three Months Ended March 31, 2022 and 2021
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Loan closing volume:
Total principal	$1,484,593	$1,412,879

Loan volume mix:
Adjustable rate mortgages	6%	1%
Fixed-rate mortgages	94%	99%

Operating profit:
Segment profit	$50,106	$59,562
Equity-based compensation expense	(1,048)	(975)
Mortgage banking income before tax	$49,058	$58,587

Capture rate:	86%	89%

Mortgage banking fees:
Net gain on sale of loans	$57,978	$67,550
Title services	11,176	9,997
Servicing fees	28	188
	$69,182	$77,735

Loan closing volume for the three months ended March 31, 2022 increased by approximately $71,700, or 5%, from the same period in 2021. The increase in loan closing volume during the three months ended March 31, 2022 was primarily attributable to the 11% increase in the average loan balance for loans closed, driven by a 14% increase in the homebuilding segment's average home settlement price in the first quarter of 2022 compared to the same period in 2021. This increase was partially offset by a 5% decrease in number of loans closed, which was primarily attributable to the 3% decrease in the capture rate in the first quarter of 2022.
Segment profit for the three months ended March 31, 2022 decreased by approximately $9,500, or 16%, from the same period in 2021. This decrease was primarily attributable to a decrease of approximately $8,600, or 11%, in mortgage banking fees, primarily due to a decrease in secondary marketing gains on sales of loans.

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year, however, our typical seasonal New Order and settlement trends have been affected since 2020 by the pandemic and supply chain disruptions.
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2022 was 24.7% compared to 20.3% for the three months ended March 31, 2021. The increase in the effective tax rate in the first quarter of 2022 is primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $8,400 and $17,400 for the three months ended March 31, 2022 and March 31, 2021, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of March 31, 2022, we had approximately $2,150,000 in cash and cash equivalents, approximately $285,000 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of (i) payments due to service our debt and interest on that debt. We expect to use cash holdings to repurchase or retire $600,000 in senior notes maturing in September 2022. Future interest payments on our outstanding senior notes total approximately $230,100, with approximately $37,800 due in within the next twelve months, (ii) payment obligations totaling approximately $314,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years, and (iii) obligations under operating and finance leases related primarily to office space and our production facilities (see Note 13 of this Form 10-Q for additional discussion of our leases).
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q for further discussion of repurchase activity during the first quarter of 2022. For the quarter ended March 31, 2022, we repurchased 146,054 shares of our common stock at an aggregate purchase price of $748,788. As of March 31, 2022, we had approximately $259,300 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of March 31, 2022, we had a total of $1,500,000 in outstanding Senior Notes, $600,000 of which mature in September 2022 and the remaining $900,000 mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at March 31, 2022.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $15,000 outstanding at March 31, 2022. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Facility at March 31, 2022.
Repurchase Agreement
NVRM's revolving mortgage repurchase facility (the “Repurchase Agreement”) provides for aggregate borrowings up to $150,000 and is non-recourse to NVR.  The Repurchase Agreement expires on July 20, 2022. At March 31, 2022, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement.  There was no debt outstanding under the Repurchase Agreement at March 31, 2022.
There have been no changes in our Credit Agreement or Repurchase Agreement during the three months ended March 31, 2022.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Flows
For the three months ended March 31, 2022, cash, restricted cash, and cash equivalents decreased by $409,895.  Net cash provided by operating activities was $309,326, due primarily to cash provided by earnings for the three months ended March 31, 2022 and an increase in accounts payable and accrued expenses of $127,083 attributable primarily to an increase in income taxes payable. Additionally, cash was provided by an increase in customer deposits of $35,715, attributable to the increase in our ending backlog and by net proceeds of $27,079 from mortgage loan activity. Cash was primarily used to fund the increase in inventory of $246,273, attributable to an increase in units under construction at March 31, 2022 compared to December 31, 2021.
Net cash used in investing activities for the three months ended March 31, 2022 was $4,318. Cash was used primarily for purchases of property, plant and equipment of $4,056.
Net cash used in financing activities was $714,903 for the three months ended March 31, 2022.  Cash was used to repurchase 146,054 shares of our common stock at an aggregate purchase price of $748,788 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $34,241.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2022. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had three share repurchase authorizations outstanding during the quarter ended March 31, 2022. On August 4, 2021, November 3, 2021 and February 16, 2022, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $500,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	56,898	$5,396.33	56,898	$201,003
February 1 - 28, 2022	40,511	$5,139.28	40,511	$492,805
March 1 - 31, 2022	48,645	$4,801.13	48,645	$259,254
Total (1)	146,054	$5,126.79	146,054

(1) Of the 146,054 shares repurchased during the quarter ended March 31, 2022, 1,398 outstanding shares were repurchased under the August authorization, 94,572 outstanding shares were repurchased under the November authorization, and the remaining 50,084 outstanding shares were repurchased under the February authorization. The August and November authorizations have been fully utilized as of March 31, 2022.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: May 3, 2022	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer