Form 10-Q
period 2022-06-30
NVR INC
filed 2022-08-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022 there were 3,282,665 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Homebuilding:
Cash and cash equivalents	$1,483,445	$2,545,069
Restricted cash	60,695	60,730
Receivables	29,007	18,552
Inventory:
Lots and housing units, covered under sales agreements with customers	2,138,456	1,777,862
Unsold lots and housing units	177,372	127,434
Land under development	16,274	12,147
Building materials and other	46,643	29,923
	2,378,745	1,947,366

Contract land deposits, net	524,398	497,139
Property, plant and equipment, net	57,397	56,979
Operating lease right-of-use assets	68,323	59,010
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	233,987	229,018
	4,877,577	5,455,443
Mortgage Banking:
Cash and cash equivalents	16,158	28,398
Restricted cash	3,403	2,519
Mortgage loans held for sale, net	335,624	302,192
Property and equipment, net	3,296	3,658
Operating lease right-of-use assets	13,405	9,758
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	30,889	25,160
	410,122	379,032
Total assets	$5,287,699	$5,834,475

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$417,771	$336,560
Accrued expenses and other liabilities	388,179	435,860
Customer deposits	439,119	417,463
Operating lease liabilities	73,075	64,128
Senior notes	915,801	1,516,255
	2,233,945	2,770,266
Mortgage Banking:
Accounts payable and other liabilities	47,868	51,394
Operating lease liabilities	14,220	10,437
	62,088	61,831
Total liabilities	2,296,033	2,832,097

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2022 and December 31, 2021	206	206
Additional paid-in capital	2,498,123	2,378,191
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both June 30, 2022 and December 31, 2021	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	10,907,253	10,047,839
Less treasury stock at cost – 17,271,177 and 17,107,889 shares as of June 30, 2022 and December 31, 2021, respectively	(10,413,916)	(9,423,858)
Total shareholders' equity	2,991,666	3,002,378
Total liabilities and shareholders' equity	$5,287,699	$5,834,475

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Homebuilding:
Revenues	$2,610,062	$2,224,560	$4,919,289	$4,188,271
Other income	3,896	1,632	5,235	3,218
Cost of sales	(1,924,727)	(1,721,673)	(3,576,092)	(3,299,126)
Selling, general and administrative	(132,432)	(113,406)	(261,942)	(234,825)
Operating income	556,799	391,113	1,086,490	657,538
Interest expense	(11,852)	(12,850)	(24,656)	(25,856)
Homebuilding income	544,947	378,263	1,061,834	631,682

Mortgage Banking:
Mortgage banking fees	48,881	59,038	118,063	136,773
Interest income	2,772	2,209	4,846	4,241
Other income	1,303	988	2,375	1,855
General and administrative	(23,486)	(22,613)	(46,394)	(44,269)
Interest expense	(405)	(420)	(767)	(811)
Mortgage banking income	29,065	39,202	78,123	97,789

Income before taxes	574,012	417,465	1,139,957	729,471
Income tax benefit (expense)	(140,698)	(96,170)	(280,543)	(159,414)

Net income	$433,314	$321,295	$859,414	$570,057

Basic earnings per share	$131.84	$88.69	$257.65	$156.27

Diluted earnings per share	$123.65	$82.45	$240.05	$145.53

Basic weighted average shares outstanding	3,287	3,623	3,336	3,648

Diluted weighted average shares outstanding	3,504	3,897	3,580	3,917

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$859,414	$570,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,991	10,038
Equity-based compensation expense	31,755	27,850
Contract land deposit recoveries, net	(6,342)	(13,355)
Gain on sale of loans, net	(94,813)	(115,152)
Mortgage loans closed	(3,133,046)	(2,981,630)
Mortgage loans sold and principal payments on mortgage loans held for sale	3,195,784	3,194,279
Distribution of earnings from unconsolidated joint ventures	4,000	5,500
Net change in assets and liabilities:
Increase in inventory	(431,379)	(264,291)
Increase in contract land deposits	(20,917)	(24,318)
Increase in receivables	(16,394)	(4,327)
Increase in accounts payable and accrued expenses	25,716	7,943
Increase in customer deposits	21,656	124,685
Other, net	2,781	(16,259)
Net cash provided by operating activities	447,206	521,020

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(9,222)	(659)
Purchase of property, plant and equipment	(8,751)	(6,620)
Proceeds from the sale of property, plant and equipment	346	657
Net cash used in investing activities	(17,627)	(6,622)

Cash flows from financing activities:
Purchase of treasury stock	(1,015,703)	(754,366)
Redemption of senior notes	(600,000)	—
Principal payments on finance lease liabilities	(723)	(661)
Proceeds from the exercise of stock options	113,822	95,673
Net cash used in financing activities	(1,502,604)	(659,354)

Net decrease in cash, restricted cash, and cash equivalents	(1,073,025)	(144,956)
Cash, restricted cash, and cash equivalents, beginning of the period	2,636,984	2,809,782

Cash, restricted cash, and cash equivalents, end of the period	$1,563,959	$2,664,826

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$32,627	$26,875
Income taxes paid during the period, net of refunds	$291,721	$172,563

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.  In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.
For the three and six months ended June 30, 2022 and 2021, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents
The beginning-of-period and end-of-period cash, restricted cash, and cash equivalent balances presented on the accompanying condensed consolidated statements of cash flows includes cash related to a consolidated joint venture which is included in homebuilding "Other assets" on the accompanying condensed consolidated balance sheets. The cash related to this consolidated joint venture as of June 30, 2022 and December 31, 2021 was $258 and $268, respectively, and as of June 30, 2021 and December 31, 2020 was $273 and $269, respectively.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $439,119 and $417,463 as of June 30, 2022 and December 31, 2021, respectively. We expect that substantially all of the customer deposits held at December 31, 2021 will be recognized in revenue in 2022. Our contract assets consist of prepaid sales compensation and totaled approximately $24,400 and $25,200, as of June 30, 2022 and December 31, 2021, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of June 30, 2022, we controlled approximately 127,700 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $541,400 and $8,100, respectively.  Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three and six months ended June 30, 2022, we recorded a net reversal of approximately $400 and $6,300, respectively, related to previously impaired lot deposits based on current market conditions. For the three and six months ended June 30, 2021, we recorded a net reversal of approximately $7,200 and $13,400, respectively, related to previously impaired lot deposits. Our contract land deposit asset is shown net of a $23,516 and $30,041 impairment reserve at June 30, 2022 and December 31, 2021, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 23,900 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash totaling approximately $6,500 as of June 30, 2022, of which approximately $4,300 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of June 30, 2022 and December 31, 2021, our total risk of loss was as follows:

	June 30, 2022	December 31, 2021
Contract land deposits	$547,914	$527,180
Loss reserve on contract land deposits	(23,516)	(30,041)
Contract land deposits, net	524,398	497,139
Contingent obligations in the form of letters of credit	8,077	10,145
Total risk of loss	$532,475	$507,284

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
At June 30, 2022, we had an aggregate investment totaling approximately $30,000 in five JVs that are expected to produce approximately 5,400 finished lots, of which approximately 5,050 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $2,000 to one of the JVs at June 30, 2022.
We determined that we are not the primary beneficiary in four of the JVs because we and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $30,000 and $20,300 at June 30, 2022 and December 31, 2021, respectively, and is reported in the homebuilding “Other assets” line item on the accompanying condensed consolidated balance

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
sheets. None of the unconsolidated JVs had any indicators of impairment as of June 30, 2022. For the remaining JV, we concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. All activities under the consolidated JV have been completed and we have no remaining investment in the JV. As of June 30, 2022, the JV had remaining balances of $258 in cash and $232 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying condensed consolidated balance sheets.
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
As of June 30, 2022, we owned land parcels with a carrying value of $16,274 that we intend to develop into approximately 450 finished lots. We have additional funding commitments of approximately $1,800 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $600. None of the raw parcels had any indicators of impairment as of June 30, 2022.
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
The following table reflects the changes in our capitalized interest during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest capitalized, beginning of period	$640	$829	$593	$1,025
Interest incurred	12,349	13,291	25,603	26,714
Interest charged to interest expense	(12,257)	(13,270)	(25,423)	(26,667)
Interest charged to cost of sales	(52)	(206)	(93)	(428)
Interest capitalized, end of period	$680	$644	$680	$644

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding used to calculate basic EPS	3,286,574	3,622,635	3,335,644	3,647,874
Dilutive securities:
Stock options and restricted share units	217,730	274,074	244,445	269,230
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,504,304	3,896,709	3,580,089	3,917,104

The following non-qualified stock options ("Options") and restricted stock units ("RSUs") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2022 and 2021, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive securities	217,662	18,182	189,988	19,002

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
7.    Equity-Based Compensation
Our equity-based compensation plans provide for the granting of Options and RSUs to key management employees, including executive officers and members of our Board of Directors ("Directors"). The exercise price of Options granted is equal to the closing price of our common stock on the New York Stock Exchange (the “NYSE”) on the day prior to the date of grant. Options are granted for a 10-year term and typically vest in separate tranches over periods of 3 to 6 years. RSUs generally vest in separate tranches over periods of 2 to 6 years. Grants to key management employees are generally divided such that vesting for 50% of the grant is contingent solely on continued employment, while vesting for the remaining 50% of the grant is contingent upon both continued employment and the achievement of a performance metric based on our return on capital performance relative to a peer group during a 3-year period specified on the date of grant. Grants to directors generally vest solely on continued service as a Director.
During the second quarter of 2022, we issued 165,456 Options and 16,864 RSUs in a block grant to key management employees and Directors. Block grants are generally made once every four years. Option and RSU grants for the six month period ended June 30, 2022 totaled 168,366 and 17,694, respectively, and were granted under the NVR, Inc. 2014 Equity Incentive Plan (the "2014 Plan") and the NVR, Inc. 2018 Equity Incentive Plan (the "2018 Plan") as follows:

Options Granted	2014 Plan	2018 Plan
Options - service-only (1)	55,415	31,351
Options - performance-based (2)	55,415	26,185
Total Options Granted	110,830	57,536
RSUs Granted
RSUs - service-only (3)	—	8,870
RSUs - performance-based (4)	—	8,824
Total RSUs Granted	—	17,694

(1)Of the 86,766 service-only Options granted, 68,466 Options will vest over four years in 25% increments on December 31, 2024, 2025, 2026, and 2027; 16,090 Options will vest over two years in 50% increments on December 31, 2026 and 2027; and the remaining 2,210 Options will vest over two years in 50% increments on December 31, 2024 and 2025. Vesting for the Options is contingent solely upon continued employment or continued service as a Director.

(2)Of the 81,600 performance-based Options granted, 63,300 will vest over four years in 25% increments on December 31, 2024, 2025, 2026, and 2027; 16,090 Options will vest over two years in 50% increments on December 31, 2026 and 2027; and the remaining 2,210 Options will vest over two years in 50% increments on December 31, 2024 and 2025. Vesting for the performance-based Options is contingent upon both continued employment and the Company's return on capital performance during 2022 through 2024.

(3)Of the 8,870 service-only RSUs granted, 5,109 will vest over two years in 50% increments on December 31, 2024 and 2025; 3,119 RSUs will vest over four years in 25% increments on December 31, 2024, 2025, 2026, and 2027; and the remaining 642 RSUs will vest over two years in 50% increments on December 31, 2026 and 2027. Vesting for the RSUs is contingent solely upon continued employment.

(4)Of the 8,824 performance-based RSUs granted, 5,109 will vest over two years in 50% increments on December 31, 2024 and 2025; 3,119 RSUs will vest over four years in 25% increments on December 31, 2024, 2025, 2026, and 2027; and the remaining 596 RSUs will vest over two years in 50% increments on December 31, 2026 and 2027. Vesting for the performance-based RSUs is contingent upon both continued employment and the Company's return on capital performance during 2022 through 2024.

All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant, and expire ten years from the date of grant.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table provides additional information relative to our equity-based compensation plans for the six months ended June 30, 2022:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2021	534,695	$2,424.62
Granted	168,366	4,487.97
Exercised	(43,719)	2,598.73
Forfeited	(11,450)	3,406.42
Outstanding at June 30, 2022	647,892	$2,931.72	6.1	$788,955
Exercisable at June 30, 2022	297,665	$1,927.47	3.6	$618,152

RSUs
Outstanding at December 31, 2021	16,564
Granted	17,694
Vested	—
Forfeited	(1,314)
Outstanding at June 30, 2022	32,944			$131,912
Vested, but not issued at June 30, 2022	—			$—

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
The fair value of the Options granted during the first six months of 2022 was estimated on the grant date using the Pricing Model, based on the following assumptions:

Estimated option life (years)	5.60
Risk free interest rate (range)	1.17%-3.07%
Expected volatility (range)	24.93%-30.52%
Expected dividend rate	—%
Weighted average grant-date fair value per share of options granted	$1,434.57

The weighted average grant date fair value per share of $4,509.67 for the RSUs was the closing price of our common stock on the day immediately preceding the date of grant.
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
We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. During the three and six months ended June 30, 2022, we recognized $20,087 and $31,755 in equity-based compensation costs, respectively. During the three and six months ended June 30, 2021, we recognized $13,379 and $27,850 in equity-based compensation costs, respectively.
As of June 30, 2022, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $406,545. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2027. The weighted-average period over which the unrecognized compensation cost will be recorded is equal to approximately 2.8 years.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
8.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended June 30, 2022 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2022	$206	$2,416,660	$10,473,939	$(10,165,206)	$(16,710)	$16,710	$2,725,599

Net income	—	—	433,314	—	—	—	433,314
Purchase of common stock for treasury	—	—	—	(266,915)	—	—	(266,915)
Equity-based compensation	—	20,087	—	—	—	—	20,087
Proceeds from Options exercised	—	79,581	—	—	—	—	79,581
Treasury stock issued upon Option exercise	—	(18,205)	—	18,205	—	—	—
Balance, June 30, 2022	$206	$2,498,123	$10,907,253	$(10,413,916)	$(16,710)	$16,710	$2,991,666
A summary of changes in shareholders’ equity for the six months ended June 30, 2022 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2021	$206	$2,378,191	$10,047,839	$(9,423,858)	$(16,710)	$16,710	$3,002,378

Net income	—	—	859,414	—	—	—	859,414
Purchase of common stock for treasury	—	—	—	(1,015,703)	—	—	(1,015,703)
Equity-based compensation	—	31,755	—	—	—	—	31,755
Proceeds from Options exercised	—	113,822	—	—	—	—	113,822
Treasury stock issued upon Option exercise	—	(25,645)	—	25,645	—	—	—
Balance, June 30, 2022	$206	$2,498,123	$10,907,253	$(10,413,916)	$(16,710)	$16,710	$2,991,666

We repurchased 61,078 and 207,132 shares of our outstanding common stock during the three and six months ended June 30, 2022, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock.  We issued 30,396 and 43,719 shares from the treasury account during the three and six months ended June 30, 2022, respectively, in settlement of Option exercises.  Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the three months ended June 30, 2021 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2021	$206	$2,272,006	$9,059,882	$(8,285,587)	$(16,710)	$16,710	$3,046,507

Net income	—	—	321,295	—	—	—	321,295
Purchase of common stock for treasury	—	—	—	(376,941)	—	—	(376,941)
Equity-based compensation	—	13,379	—	—	—	—	13,379
Proceeds from Options exercised	—	38,048	—	—	—	—	38,048
Treasury stock issued upon Option exercise and RSU vesting	—	(8,869)	—	8,869	—	—	—
Balance, June 30, 2021	$206	$2,314,564	$9,381,177	$(8,653,659)	$(16,710)	$16,710	$3,042,288
A summary of changes in shareholders’ equity for the six months ended June 30, 2021 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2020	$206	$2,214,426	$8,811,120	$(7,922,678)	$(16,710)	$16,710	$3,103,074

Net income	—	—	570,057	—	—	—	570,057
Purchase of common stock for treasury	—	—	—	(754,366)	—	—	(754,366)
Equity-based compensation	—	27,850	—	—	—	—	27,850
Proceeds from Options exercised	—	95,673	—	—	—	—	95,673
Treasury stock issued upon Option exercise and RSU vesting	—	(23,385)	—	23,385	—	—	—
Balance, June 30, 2021	$206	$2,314,564	$9,381,177	$(8,653,659)	$(16,710)	$16,710	$3,042,288

We repurchased 78,452 and 164,975 shares of our outstanding common stock during the three and six months ended June 30, 2021, respectively. We issued 18,033 and 48,588 shares from the treasury account during the three and six months ended June 30, 2021, respectively, in settlement of Option exercises and vesting of RSUs.
9.    Product Warranties
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table reflects the changes in our Warranty Reserve during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warranty reserve, beginning of period	$135,341	$124,836	$134,859	$119,638
Provision	24,551	21,760	42,518	44,089
Payments	(21,652)	(19,094)	(39,137)	(36,225)
Warranty reserve, end of period	$138,240	$127,502	$138,240	$127,502

10.    Segment Disclosures
Our homebuilding operations are aggregated geographically into four homebuilding reportable segments and our mortgage banking operations are presented as one reportable segment.  The homebuilding reportable segments are comprised of operating divisions in the following geographic areas:

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
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Homebuilding Mid Atlantic	$1,208,312	$1,048,416	$2,350,020	$1,984,556
Homebuilding North East	237,394	193,245	412,945	355,438
Homebuilding Mid East	521,038	478,179	982,442	903,132
Homebuilding South East	643,318	504,720	1,173,882	945,145
Mortgage Banking	48,881	59,038	118,063	136,773
Total consolidated revenues	$2,658,943	$2,283,598	$5,037,352	$4,325,044

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before taxes:
Homebuilding Mid Atlantic	$251,739	$174,481	$501,520	$303,548
Homebuilding North East	41,297	21,510	67,225	36,737
Homebuilding Mid East	82,512	59,887	153,695	108,828
Homebuilding South East	150,822	78,919	264,276	135,584
Mortgage Banking	28,800	40,372	78,906	99,934
Total segment profit before taxes	555,170	375,169	1,065,622	684,631
Reconciling items:
Contract land deposit recoveries (1)	419	7,178	6,345	13,374
Equity-based compensation expense (2)	(20,087)	(13,379)	(31,755)	(27,850)
Corporate capital allocation (3)	77,512	63,032	147,256	124,583
Unallocated corporate overhead	(32,282)	(33,668)	(77,543)	(73,804)
Consolidation adjustments and other (4)	5,096	31,944	54,603	34,330
Corporate interest expense	(11,816)	(12,811)	(24,571)	(25,793)
Reconciling items sub-total	18,842	42,296	74,335	44,840
Consolidated income before taxes	$574,012	$417,465	$1,139,957	$729,471

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The increase in equity-based compensation expense for the three and six months ended June 30, 2022 was primarily attributable to a four year block grant of Options and RSUs in May 2022. See additional discussion of equity-based compensation in Note 7.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$37,121	$31,135	$71,208	$61,731
Homebuilding North East	8,158	6,457	15,245	12,495
Homebuilding Mid East	12,875	11,066	24,292	21,690
Homebuilding South East	19,358	14,374	36,511	28,667
Total	$77,512	$63,032	$147,256	$124,583

(4)The change in consolidation adjustments and other for the three and six month periods of 2022 compared to the respective 2021 periods was primarily driven by changes in lumber prices in the respective periods. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. The decrease in the three month period ended June 30, 2022 compared to the same period in 2021 was primarily due to lower lumber prices quarter over quarter. The increase for the six month period ended June 30, 2022 compared to the same period in 2021 was primarily attributable to the overall higher lumber costs year over year driven by higher lumber costs in the first quarter of 2022 compared to the first quarter of 2021.

	June 30, 2022	December 31, 2021
Assets:
Homebuilding Mid Atlantic	$1,408,484	$1,322,818
Homebuilding North East	286,776	235,048
Homebuilding Mid East	538,877	438,700
Homebuilding South East	780,118	629,198
Mortgage Banking	402,775	371,685
Total segment assets	3,417,030	2,997,449
Reconciling items:
Cash and cash equivalents	1,483,445	2,545,069
Deferred taxes	139,263	132,894
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	68,323	59,010
Finance lease right-of-use assets	14,364	14,578
Contract land deposit reserve	(23,516)	(30,041)
Consolidation adjustments and other	139,422	66,148
Reconciling items sub-total	1,870,669	2,837,026
Consolidated assets	$5,287,699	$5,834,475

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
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of June 30, 2022 and December 31, 2021. See Note 12 for a description of the redemption of our 3.95% Senior Noted due 2022. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hirarchy.

	June 30, 2022	December 31, 2021
Estimated Fair Values:
3.95% Senior Notes due 2022	$—	$610,452
3.00% Senior Notes due 2030	774,531	942,192
Total	$774,531	$1,552,644
Carrying Values:
3.95% Senior Notes due 2022	$—	$599,553
3.00% Senior Notes due 2030	915,801	916,702
Total	$915,801	$1,516,255

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates.  The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM.  All mortgagors are evaluated for credit worthiness prior to the extension of the commitment.  Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer.  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers.  The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments.  NVRM does not engage in speculative or trading derivative activities.  Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings.  At June 30, 2022, there were rate lock commitments to extend credit to borrowers aggregating $2,670,889 and open forward delivery contracts aggregating $2,766,048, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.  Fair value is measured using Level 2 inputs.  As of June 30, 2022, the fair value of loans held for sale of $335,624 included on the accompanying condensed consolidated balance sheet was decreased by $11,777 from the aggregate principal balance of $347,401. As of

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
December 31, 2021, the fair value of loans held for sale of $302,192 was increased by $4,296 from the aggregate principal balance of $297,896.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2022	December 31, 2021
Rate lock commitments:
Gross assets	$48,491	$15,949
Gross liabilities	38,064	1,790
Net rate lock commitments	$10,427	$14,159
Forward sales contracts:
Gross assets	$14,323	$708
Gross liabilities	12,166	926
Net forward sales contracts	$2,157	$(218)
As of June 30, 2022, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying condensed consolidated balance sheets. As of December 31, 2021, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".
The fair value measurement as of June 30, 2022 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$2,670,889	$8,756	$(30,908)	$32,579	$—	$10,427
Forward sales contracts	$2,766,048	—	—	—	2,157	2,157
Mortgages held for sale	$347,401	1,336	(17,686)	4,573	—	(11,777)
Total fair value measurement		$10,092	$(48,594)	$37,152	$2,157	$807

The total fair value measurement as of December 31, 2021 was $18,237. NVRM recorded a fair value adjustment to expense of $27,540 and $17,430 for the three and six months ended June 30, 2022, respectively. NVRM recorded a fair value adjustment to income of $1,692 and $2,240 for the three and six months ended June 30, 2021, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
12.    Debt
During the second quarter of 2022, we redeemed the outstanding $600,000 principal amount of 3.95% Senior Notes due September 15, 2022, at par, plus accrued interest.
As of June 30, 2022, we had the following debt instruments outstanding:
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
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments.  The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $14,200 was outstanding at June 30, 2022. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Facility at June 30, 2022.
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
At June 30, 2022, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at June 30, 2022.
Effective July 20, 2022, NVRM entered into The Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer (the "Amended MRA"), which replaced the Repurchase Agreement in its entirety. The Amended MRA provides for loan purchases up to $150,000, subject to certain sub-limits. Advances under the Amended MRA bear interest at the secured overnight financing rate published by the Board of Governors of the Federal Reserve System ("SOFR") plus the SOFR Margin of 1.70%, per annum. All other terms and conditions of the Amended MRA are materially consistent with the Repurchase Agreement. The Amended MRA expires on July 19, 2023.
13.    Commitments and Contingencies
We are involved in various litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.
14.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain plant equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $14,364 and $15,413, respectively, as of June 30, 2022, and $14,578 and $15,413, respectively, as of December 31, 2021. Our leases have remaining lease terms of up to 18.2 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$8,529	$7,911	$16,630	$15,488
Finance lease expense:
Amortization of ROU assets	473	445	937	888
Interest on lease liabilities	103	108	207	217
Short-term lease expense	6,491	5,861	12,823	11,751
Total lease expense	$15,596	$14,325	$30,597	$28,344

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,935	$6,878	$14,104	$13,688
Operating cash flows from finance leases	103	108	207	217
Financing cash flows from finance leases	367	331	723	661

ROU assets obtained in exchange for lease obligations:
Operating leases	$18,073	$16,558	$23,886	$19,571
Finance leases	$451	$—	$723	$89

			June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases			6.2	6.3
Finance leases			11.2	11.7

Weighted-average discount rate:
Operating leases			3.1%	3.0%
Finance leases			2.8%	2.8%

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
15.    Income Taxes
Our effective tax rate for the three and six months ended June 30, 2022 was 24.5% and 24.6%, respectively, compared to 23.0% and 21.9% for the three and six months ended June 30, 2021, respectively. The increase in the effective tax rate in the three and six month periods of 2022 compared to the same periods in 2021 was primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled $8,744 and $17,190 for the three and six months ended June 30, 2022, respectively, and $11,213 and $28,590 for the three and six months ended June 30, 2021, respectively.

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
Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Business Environment and Current Outlook
During the second quarter of 2022, we began to experience a rapid decline in demand for new homes. Home affordability during the second quarter was negatively impacted by rising mortgage interest rates and higher home prices. In addition to affordability issues, current market conditions including a high rate of inflation and the possibility of a recession have contributed to lower consumer confidence levels. We also continue to face higher costs for certain materials and labor as strong demand in prior quarters has resulted in increased construction activity and demand for building materials and contractor labor. These factors along with the ongoing effects of the COVID-19 pandemic have led to supply chain disruptions and longer construction cycle times. We expect to continue to face these disruptions throughout 2022, and we continue to work closely with our suppliers and trade partners to manage these disruptions.
We expect that demand for new homes may continue to be negatively impacted by lower consumer confidence, affordability issues, high inflation and the possibility of a recession. We also expect to continue to face cost pressures related to building materials, labor and land costs, which will impact profit margins based on our ability to manage these costs while balancing sales pace and pricing. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.

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
As of June 30, 2022, we controlled approximately 133,200 lots as described below.
Lot Purchase Agreements
We controlled approximately 127,700 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $541,400 and $8,100, respectively. Included in the number of controlled lots are approximately 4,400 lots for which we have recorded a contract land deposit impairment reserve of approximately $23,500 as of June 30, 2022.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $30,000 in five JVs, expected to produce approximately 5,400 lots. Of the lots to be produced by the JVs, approximately 5,050 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $2,000 to one of the JVs at June 30, 2022.
Land Under Development
We owned land with a carrying value of approximately $16,300 that we intend to develop into approximately 450 finished lots.  We had additional funding commitments of approximately $1,800 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $600.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 23,900 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  As of June 30, 2022, these properties are controlled with deposits in cash totaling approximately $6,500, of which approximately $4,300 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the second quarter of 2022 totaled $2,658,943, a 16% increase from the second quarter of 2021.  Net income for the second quarter ended June 30, 2022 was $433,314, or $123.65 per diluted share, increases of 35% and 50% when compared to net income and diluted earnings per share in the second quarter of 2021, respectively.  Our homebuilding gross profit margin percentage increased to 26.3% in the second quarter of 2022 from 22.6% in the second quarter of 2021. New orders, net of cancellations (“New Orders”) decreased by 16% in the second quarter of 2022 compared to the second quarter of 2021. The average sales price for New Orders in the second quarter of 2022 was $471.6, an increase of 7% compared to the second quarter of 2021.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Financial Data:
Revenues	$2,610,062	$2,224,560	$4,919,289	$4,188,271
Cost of sales	$1,924,727	$1,721,673	$3,576,092	$3,299,126
Gross profit margin percentage	26.3%	22.6%	27.3%	21.2%
Selling, general and administrative expenses	$132,432	$113,406	$261,942	$234,825
Operating Data:
New orders (units)	4,663	5,521	10,590	11,835
Average new order price	$471.6	$440.2	$468.3	$424.4
Settlements (units)	5,820	5,685	11,034	10,757
Average settlement price	$448.4	$391.3	$445.8	$389.3
Backlog (units)			12,286	12,627
Average backlog price			$473.9	$428.5
New order cancellation rate	14.3%	8.3%	12.1%	9.0%

Consolidated Homebuilding - Three Months Ended June 30, 2022 and 2021
Homebuilding revenues increased 17% in the second quarter of 2022 compared to the same period in 2021, as a result of a 2% increase in settlements and a 15% increase in the average settlement price. The increase in settlements was attributable to a 5% higher backlog unit balance entering the second quarter of 2022 compared to the same period in 2021, offset partially by a lower backlog turnover rate quarter over quarter attributable in part to the impact of supply chain issues on our construction cycle times. The increase in the average settlement price was primarily attributable to a 14% higher average sales price of units in backlog entering the second quarter of 2022 compared to the same period of 2021.
Gross profit margin percentage in the second quarter of 2022 increased to 26.3%, from 22.6% in the second quarter of 2021. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters, offset partially by higher material and labor costs.
New Orders decreased 16% while the average sales price of New Orders increased 7% in the second quarter of 2022 compared to the second quarter of 2021.  New Orders were negatively impacted by a significant increase in mortgage interest rates during the quarter, which resulted in a decline in affordability and in turn, led to lower absorption rates quarter over quarter. Additionally, New Orders were negatively impacted by an increase in the cancellation rate in the second quarter of 2022 compared to the same period in 2021. The increase in the average sales price of New Orders was primarily attributable to significant price appreciation resulting from strong demand in prior quarters.
Selling, general and administrative (“SG&A”) expense in the second quarter of 2022 increased by approximately $19,000 compared to the second quarter of 2021, but as a percentage of revenue remained flat at 5.1% in each quarter. The increase in SG&A expense was due primarily to a $10,100 increase in personnel costs attributable to both increased headcount and to a $7,800 increase in equity-based compensation. The increase in equity-based compensation was due to a block grant of non-qualified stock options ("Options") and restricted share units ("RSUs") in the second quarter of 2022 to key management employees and directors, as further discussed in Note 7 in the accompanying condensed consolidated financial statements.
Consolidated Homebuilding - Six Months Ended June 30, 2022 and 2021
Homebuilding revenues increased 17% in the first six months of 2022 compared to the same period in 2021, as a result of a 3% increase in settlements and a 15% increase in the average settlement price. The increase in settlements was attributable to a 10% higher backlog unit balance entering 2022 compared to the same period in 2021, offset partially by a lower backlog turnover rate year over year attributable in part to the impact of supply chain issues on our construction cycle times. The increase in the average settlement price was primarily attributable to a 15% higher average sales price of units in backlog entering 2022 compared to the same period of 2021.
Gross profit margin percentage in the first six months of 2022 increased to 27.3%, from 21.2% in the first six months of 2021. Gross profit margins were favorably impacted by the increase in the average settlement price attributable to improved pricing power in prior quarters, offset partially by higher material and labor costs year over year.
New Orders decreased 11% while the average sales price of New Orders increased 10% in the first six months of 2022 compared to the same period in 2021.  New Orders were negatively impacted by a 6% decrease in the average number of active communities year over year. Additionally, the significant increase in mortgage interest rates during the first six months of 2022 resulted in a decline in affordability and in turn, led to lower absorption rates year over year. The increase in the average sales price of New Orders was primarily attributable to significant price appreciation resulting from strong demand in prior quarters.
SG&A expense in the first six months of 2022 increased by approximately $27,100 compared to the same period in 2021, but as a percentage of revenue decreased to 5.3% in 2022 from 5.6% in 2021 due to improved leveraging of SG&A costs. The increase in SG&A expense was due primarily to an increase of approximately $18,200 in personnel costs attributable to both increased headcount and to an increase of approximately $5,300 in equity-based compensation. As noted in the quarterly SG&A discussion above, the increase in equity-based compensation was due to a block grant of Options and RSUs in the second quarter of 2022.
Our backlog represents homes sold but not yet settled with our customers. As of June 30, 2022, our backlog decreased on a unit basis by 3% to 12,286 units and increased on a dollar basis by 8% to $5,821,745 when compared to 12,627 units and $5,410,376, respectively, as of June 30, 2021. The decrease in backlog units was primarily attributable to an 11% decrease in New Orders in the six-month period ended June 30, 2022 compared to the same period in 2021. Backlog dollars were higher due primarily to a 10% increase in the average sales price of New Orders during the six-month period ended June 30, 2022 compared to the same period in 2021.

Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our cancellation rate was approximately 12% and 9% in the first six months of 2022 and 2021, respectively.  During the most recent four quarters, approximately 3% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2022 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from continued supply chain and/or COVID-19 related disruptions, we expect to settle substantially all of our June 30, 2022 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at June 30, 2022 and December 31, 2021 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $8,100 and $10,100 at June 30, 2022 and December 31, 2021, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2022 and 2021.
Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Mid Atlantic	$1,208,312	$1,048,416	$2,350,020	$1,984,556
North East	237,394	193,245	412,945	355,438
Mid East	521,038	478,179	982,442	903,132
South East	643,318	504,720	1,173,882	945,145

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit margin:
Mid Atlantic	$323,986	$235,944	$642,200	$427,246
North East	59,162	36,090	100,866	65,037
Mid East	115,849	89,702	217,256	167,206
South East	194,236	112,859	346,335	202,589

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit margin percentage:
Mid Atlantic	26.8%	22.5%	27.3%	21.5%
North East	24.9%	18.7%	24.4%	18.3%
Mid East	22.2%	18.8%	22.1%	18.5%
South East	30.2%	22.4%	29.5%	21.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment profit:
Mid Atlantic	$251,739	$174,481	$501,520	$303,548
North East	41,297	21,510	67,225	36,737
Mid East	82,512	59,887	153,695	108,828
South East	150,822	78,919	264,276	135,584
Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,860	$535.1	2,090	$535.4	4,167	$531.8	4,381	$518.1
North East	441	$503.7	394	$499.3	901	$513.5	834	$486.3
Mid East	1,114	$410.5	1,320	$375.7	2,648	$403.6	3,115	$361.1
South East	1,248	$420.0	1,717	$360.3	2,874	$421.6	3,505	$348.7
Total	4,663	$471.6	5,521	$440.2	10,590	$468.3	11,835	$424.4

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,292	$527.1	2,224	$471.4	4,472	$525.5	4,234	$468.7
North East	472	$503.0	433	$446.3	820	$503.6	805	$441.5
Mid East	1,356	$384.2	1,404	$340.6	2,566	$382.8	2,667	$338.6
South East	1,700	$378.4	1,624	$310.7	3,176	$369.6	3,051	$309.8
Total	5,820	$448.4	5,685	$391.3	11,034	$445.8	10,757	$389.3

	As of June 30,
	2022		2021
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,613	$541.1	4,626	$517.7
North East	1,050	$519.3	979	$485.7
Mid East	3,109	$399.0	3,322	$364.8
South East	3,514	$438.2	3,700	$359.0
Total	12,286	$473.9	12,627	$428.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
New order cancellation rate:
Mid Atlantic	15.2%	7.8%	12.5%	8.7%
North East	9.8%	6.6%	9.0%	8.9%
Mid East	17.0%	10.4%	14.1%	9.3%
South East	11.7%	7.5%	10.5%	9.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average active communities:
Mid Atlantic	155	153	153	156
North East	38	32	36	33
Mid East	121	126	125	133
South East	92	109	91	110
Total	406	420	405	432
Homebuilding Inventory:

	June 30, 2022	December 31, 2021
Sold inventory:
Mid Atlantic	$945,903	$867,892
North East	197,451	154,053
Mid East	425,800	342,011
South East	540,641	439,892
Total (1)	$2,109,795	$1,803,848

	June 30, 2022	December 31, 2021
Unsold lots and housing units inventory:
Mid Atlantic	$114,633	$87,412
North East	18,007	14,656
Mid East	17,822	12,892
South East	25,488	14,193
Total (1)	$175,950	$129,153
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.

Lots Controlled and Land Deposits:

	June 30, 2022	December 31, 2021
Total lots controlled:
Mid Atlantic	48,900	47,900
North East	11,600	11,900
Mid East	23,700	23,700
South East	49,000	41,400
Total	133,200	124,900

	June 30, 2022	December 31, 2021
Contract land deposits, net:
Mid Atlantic	$247,884	$257,244
North East	56,289	51,257
Mid East	53,815	52,537
South East	174,487	146,246
Total	$532,475	$507,284

Mid Atlantic
Three Months Ended June 30, 2022 and 2021
The Mid Atlantic segment had an approximate $77,300, or 44%, increase in segment profit in the second quarter of 2022 compared to the second quarter of 2021.  The increase in segment profit was driven by an increase in segment revenues of approximately $159,900, or 15%, coupled with an increase in gross profit margins. Segment revenues increased due to increases in settlements and the average settlement price of 3% and 12%, respectively.  The increases in settlements and the average settlement price were primarily attributable to a 6% higher backlog unit balance and a 10% higher average sales price of units in backlog entering the second quarter of 2022 compared to backlog entering the second quarter of 2021. The Mid Atlantic segment’s gross profit margin percentage increased to 26.8% in the second quarter of 2022 from 22.5% in the second quarter of 2021. Gross profit margins were favorably impacted primarily by the aforementioned 12% increase in the average settlement price, offset partially by higher material and labor costs quarter over quarter.
Segment New Orders decreased 11% in the second quarter of 2022 compared to the second quarter of 2021. The average sales price of New Orders was flat quarter over quarter. New Orders were negatively impacted by a significant increase in mortgage interest rates during the quarter which resulted in a decline in affordability and in turn, led to lower absorption rates quarter over quarter. Additionally, New Orders were negatively impacted by an increase in the segment's cancellation rate in the second quarter of 2022 compared to the same period in 2021.
Six Months Ended June 30, 2022 and 2021
The Mid Atlantic segment had an approximate $198,000, or 65%, increase in segment profit in the first six months of 2022 compared to the first six months of 2021.  The increase in segment profit was driven by an increase in segment revenues of approximately $365,500, or 18%, coupled with an increase in gross profit margins. Segment revenues increased due to increases in settlements and the average settlement price of 6% and 12%, respectively.  The increases in settlements and the average settlement price were primarily attributable to a 10% higher backlog unit balance and a 14% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The Mid Atlantic segment’s gross profit margin percentage increased to 27.3% in the first six months of 2022 from 21.5% in the first six months of 2021. Gross profit margins were favorably impacted primarily by the aforementioned 12% increase in the average settlement price, offset partially by higher material and labor costs period over period.
Segment New Orders decreased 5% in the first six months of 2022 compared to the first six months of 2021. The average sales price of New Orders increased 3% in the first six months of 2022 compared to the first six months of 2021. New Orders were negatively impacted by the significant increase in mortgage interest rates during the first six months of 2022 resulting in a decline in affordability and in turn, led to lower absorption rates year over year. The increase in the average sales price of New Orders was attributable to significant price appreciation resulting from strong demand in prior quarters.
North East
Three Months Ended June 30, 2022 and 2021
The North East segment had an approximate $19,800, or 92%, increase in segment profit in the second quarter of 2022 compared to the second quarter of 2021, due primarily to an increase in segment revenues of approximately $44,100, or 23%, coupled with an increase in gross profit margins. Segment revenues increased due to increases in settlements and the average settlement price of 9% and 13%, respectively. The increase in settlements was attributable to a 6% higher backlog unit balance entering the second quarter of 2022 compared to backlog entering the second quarter of 2021, coupled with a higher backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 12% higher average sales price of units in backlog entering the second quarter of 2022 compared to backlog entering the second quarter of 2021. The segment’s gross profit margin percentage increased to 24.9% in the second quarter of 2022 from 18.7% in the second quarter of 2021. Gross profit margins were favorably impacted primarily by the aforementioned 13% increase in the average settlement price quarter over quarter, offset partially by higher material and labor costs quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 12% and 1%, respectively, in the second quarter of 2022 compared to the second quarter of 2021. The increase in New Orders was primarily attributable to a 16% increase in the average number of active communities, offset partially by lower absorption rates quarter over quarter.
Six Months Ended June 30, 2022 and 2021
The North East segment had an approximate $30,500, or 83%, increase in segment profit in the first six months of 2022 compared to the first six months of 2021, due primarily to an increase in segment revenues of approximately $57,500, or 16%, coupled with an increase in gross profit margins. Segment revenues increased due to increases in settlements and the average settlement price of 2% and 14%, respectively. The increases in settlements and the average settlement price were primarily attributable to a 2% higher backlog unit balance and a 14% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The segment’s gross profit margin percentage increased to 24.4% in the first six months of 2022 from 18.3% in the first six months of 2021. Gross profit margins were favorably impacted primarily by the aforementioned 14% increase in the average settlement price, offset partially by higher material and labor costs period over period.
Segment New Orders and the average sales price of New Orders increased 8% and 6%, respectively, in the first six months of 2022 compared to the first six months of 2021. The increase in New Orders was primarily attributable to a 7% increase in the average number of active communities quarter over quarter. The increase in the average sales price of New Orders was primarily attributable to significant price appreciation resulting from strong demand in prior quarters.
Mid East
Three Months Ended June 30, 2022 and 2021
The Mid East segment had an approximate $22,600, or 38%, increase in segment profit in the second quarter of 2022 compared to the second quarter of 2021, due primarily to an increase in segment revenues of approximately $42,900, or 9%, coupled with an increase in gross profit margins. Segment revenues increased due to a 13% increase in the average settlement price, offset partially by a 3% decrease in settlements. The increase in the average settlement price was primarily attributable to an 11% higher average sales price of units in backlog entering the second quarter of 2022 compared to same period in 2021. The decrease in settlements was attributable to a 4% lower backlog unit balance entering the second quarter of 2022 compared to the same period in 2021. The segment's gross profit margin percentage increased to 22.2% in the second quarter of 2022 from 18.8% in the second quarter of 2021. Gross profit margins were favorably impacted primarily by the aforementioned 13% increase in the average settlement price, offset partially by higher material and labor costs quarter over quarter.
Segment New Orders decreased 16% in the second quarter of 2022 compared to the second quarter of 2021, while the average sales price of New Orders increased 9%. New Orders were negatively impacted by a significant increase in mortgage interest rates during the quarter which resulted in a decline in affordability and in turn, led to lower absorption rates and an increase in the segment's cancellation rate quarter over quarter. Additionally, New Orders were negatively impacted by a 3% decrease in average number of active communities quarter over quarter. The increase in the average sales price of New Orders was primarily attributable to significant price appreciation resulting from strong demand in prior quarters.
Six Months Ended June 30, 2022 and 2021
The Mid East segment had an approximate $44,900, or 41%, increase in segment profit in the first six months of 2022 compared to the first six months of 2021, due primarily to an increase in segment revenues of approximately $79,300, or 9%, coupled with an increase in gross profit margins. Segment revenues increased due to a 13% increase in the average settlement price, offset partially by a 4% decrease in settlements year over year. The increase in the average settlement price was primarily attributable to an 11% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The decrease in settlements was attributable to a lower backlog turnover rate due in part to the impact of supply chain issues on our construction cycle times. The segment's gross profit margin percentage increased to 22.1% in the first six months of 2022 from 18.5% in the first six months of 2021. Gross profit margins were favorably impacted primarily by the aforementioned 13% increase in the average settlement price, offset partially by higher material and labor costs period over period.
Segment New Orders decreased 15% in the first six months of 2022 compared to the first six months of 2021, while the average sales price of New Orders increased 12%. New Orders were negatively impacted by a significant increase in mortgage interest rates during the first six months of 2022 which resulted in a decline in affordability and in turn, lower absorption rates and an increase in the segment's cancellation rate year over year. Additionally, New Orders were negatively impacted by a 6% decrease in average number of active communities year over year. The increase in the average sales price of New Orders was primarily attributable to significant price appreciation resulting from strong demand in prior quarters.
South East
Three Months Ended June 30, 2022 and 2021
The South East segment had an approximate $71,900, or 91%, increase in segment profit in the second quarter of 2022 compared to the second quarter of 2021. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $138,600, or 27%, coupled with an increase in gross profit margins. The increase in revenues was attributable to a 5% increase in settlements and a 22% increase in the average settlement price quarter over quarter. The increase in settlements was attributable to a 10% higher backlog unit balance entering the second quarter of 2022 compared to the backlog unit balance entering the second quarter of 2021, offset by a lower backlog turnover rate attributable in part to the impact of supply chain issues on our construction cycle times. The increase in the average settlement price was primarily attributable to a 24% higher average sales price of units in backlog entering the second quarter of 2022 compared to backlog entering the second quarter of 2021. The segment’s gross profit margin percentage increased to 30.2% in the second quarter of 2022 from 22.4% in the second quarter of 2021. Gross profit margins were favorably impacted primarily by the aforementioned 22% increase in the average settlement price, offset partially by higher material and labor costs quarter over quarter.
Segment New Orders decreased 27% in the second quarter of 2022 compared to the second quarter of 2021, while the average sales price of New Orders increased 17% in the second quarter of 2022. The decrease in New Orders was primarily attributable to a 16% decrease in average number of active communities quarter over quarter. Additionally, New Orders were negatively impacted by a significant increase in mortgage interest rates during the second quarter of 2022 which resulted in a decline in affordability and led to lower absorption rates and an increase in the segment's cancellation rate quarter over quarter. The increase in the average sales price of New Orders was primarily attributable to significant price appreciation resulting from strong demand in prior quarters.

Six Months Ended June 30, 2022 and 2021
The South East segment had an approximate $128,700, or 95%, increase in segment profit in the first six months of 2022 compared to the first six months of 2021.  The increase in segment profit was driven by an increase in segment revenues of approximately $228,700, or 24%, year over year. Segment revenues increased due to increases in settlements and the average settlement price of 4% and 19%, respectively, year over year. The increase in settlements was attributable to an 18% higher backlog unit balance entering 2022 compared to the backlog unit balance entering 2021, offset partially by a lower backlog turnover rate year over year due in part to the impact of supply chain issues on our construction cycle times. The increase in the average settlement price was primarily attributable to a 22% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The segment’s gross profit margin percentage increased to 29.5% in the first six months of 2022 from 21.4% in the first six months of 2021. Gross profit margins were favorably impacted by the aforementioned 19% increase in the average settlement price, offset partially by higher material and labor costs period over period.
Segment New Orders decreased 18% in the first six months of 2022 compared to the first six months of 2021, while the average sales price of New Orders increased 21% year over year. The decrease in New Orders was primarily attributable to a 17% decrease in the average number of active communities. The average sales price of New Orders increased 21% in the first six months of 2022 compared to the first six months of 2021 due primarily to significant price appreciation resulting from strong demand in prior quarters.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Homebuilding consolidated gross profit:
Mid Atlantic	$323,986	$235,944	$642,200	$427,246
North East	59,162	36,090	100,866	65,037
Mid East	115,849	89,702	217,256	167,206
South East	194,236	112,859	346,335	202,589
Consolidation adjustments and other	(7,898)	28,292	36,540	27,067
Homebuilding consolidated gross profit	$685,335	$502,887	$1,343,197	$889,145

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Homebuilding consolidated income before taxes:
Mid Atlantic	$251,739	$174,481	$501,520	$303,548
North East	41,297	21,510	67,225	36,737
Mid East	82,512	59,887	153,695	108,828
South East	150,822	78,919	264,276	135,584
Reconciling items:
Contract land deposit recoveries (1)	419	7,178	6,345	13,374
Equity-based compensation expense (2)	(20,352)	(12,209)	(30,972)	(25,705)
Corporate capital allocation (3)	77,512	63,032	147,256	124,583
Unallocated corporate overhead	(32,282)	(33,668)	(77,543)	(73,804)
Consolidation adjustments and other (4)	5,096	31,944	54,603	34,330
Corporate interest expense	(11,816)	(12,811)	(24,571)	(25,793)
Reconciling items sub-total	18,577	43,466	75,118	46,985
Homebuilding consolidated income before taxes	$544,947	$378,263	$1,061,834	$631,682

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The increase in equity-based compensation expense for the three and six-month periods ended June 30, 2022 was primarily attributable to a four-year block grant of Options and RSUs in May 2022. See additional discussion of equity-based compensation in Note 7 in the accompanying condensed consolidated financial statements.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Corporate capital allocation charge:
Mid Atlantic	$37,121	$31,135	$71,208	$61,731
North East	8,158	6,457	15,245	12,495
Mid East	12,875	11,066	24,292	21,690
South East	19,358	14,374	36,511	28,667
Total	$77,512	$63,032	$147,256	$124,583

(4)The change in consolidation adjustments and other for the three and six month periods of 2022 compared to the respective 2021 periods is primarily driven by changes in lumber prices in the respective periods. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. The decrease in the three month period ended June 30, 2022 compared to the same period in 2021 is primarily due to lower lumber prices quarter over quarter. The increase for the six month period ended June 30, 2022 compared to the same period in 2021 is primarily attributable to the overall higher lumber costs year over year driven by higher lumber costs in the first quarter of 2022 compared to the first quarter of 2021.

Mortgage Banking Segment
Three and Six Months Ended June 30, 2022 and 2021
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loan closing volume:
Total principal	$1,647,972	$1,565,095	$3,132,565	$2,977,974

Loan volume mix:
Adjustable rate mortgages	10%	4%	8%	2%
Fixed-rate mortgages	90%	96%	92%	98%

Operating profit:
Segment profit	$28,800	$40,372	$78,906	$99,934
Equity-based compensation expense	265	(1,170)	(783)	(2,145)
Mortgage banking income before tax	$29,065	$39,202	$78,123	$97,789

Capture rate:	84%	89%	85%	89%

Mortgage banking fees:
Net gain on sale of loans	$36,835	$47,602	$94,813	$115,152
Title services	11,997	11,235	23,173	21,232
Servicing fees	49	201	77	389
	$48,881	$59,038	$118,063	$136,773

Loan closing volume for the three and six months ended June 30, 2022 increased by approximately $82,900, or 5%, and $154,000, or 5% from the same periods in 2021. The increase in loan closing volume during both the three and six months ended June 30, 2022 was primarily attributable to an 11% increase in the average loan balance for loans closed, resulting from a 15% increase in the homebuilding segment's average home settlement price in each period compared to the same periods in 2021. These increases were partially offset by a 5% decrease in number of loans closed in both periods, which was primarily attributable to the 5% and 4% decreases in the capture rate in the three and six month periods ended June 30, 2022, respectively, compared to the same periods in 2021.
Segment profit for the three and six months ended June 30, 2022 decreased by approximately $11,600, or 29%, and $21,000, or 21%, respectively, from the same periods in 2021. These decreases were primarily attributable to decreases of approximately $10,200, or 17%, and $18,700, or 14%, respectively, in mortgage banking fees, primarily due to decreases in gains on sales of loans.

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year. However, our typical seasonal New Order and settlement trends have been affected since 2020 by the pandemic and supply chain disruptions.
Effective Tax Rate
Our effective tax rate for the three and six months ended June 30, 2022 was 24.5% and 24.6%, respectively, compared to 23.0% and 21.9% for the three and six months ended June 30, 2021, respectively. The increase in the effective tax rate in the three and six month periods of 2022 compared to the same periods in 2021 was primarily attributable to the impact of the income tax benefit recognized related to excess tax benefits from stock option exercises totaling $8,744 and $17,190 for the three and six months ended June 30, 2022, respectively, and $11,213 and $28,590 for the three and six months ended June 30, 2021, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of June 30, 2022, we had approximately $1,500,000 in cash and cash equivalents, approximately $285,800 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i) Payments due to service our debt and interest on that debt. In June 2022, we used cash holdings to redeem $600,000 in outstanding 3.95% Senior Notes set to mature in September 2022. The Senior Notes were redeemed at par, plus accrued interest. Future interest payments on our remaining outstanding senior notes total approximately $212,550, with approximately $27,000 due within the next twelve months.
(ii) Payment obligations totaling approximately $336,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 14 of this Form 10-Q for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q for further discussion of repurchase activity during the second quarter of 2022. For the six months ended June 30, 2022, we repurchased 207,132 shares of our common stock at an aggregate purchase price of $1,015,703. As of June 30, 2022, we had approximately $492,300 available under Board approved repurchase authorizations.

Capital Resources
Senior Notes
During the second quarter of 2022, we redeemed the outstanding $600,000 principal amount of 3.95% Senior Notes due September 15, 2022, at par, plus accrued interest.
As of June 30, 2022, we had a total of $900,000 in outstanding Senior Notes which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at June 30, 2022.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $14,200 outstanding at June 30, 2022. The Credit Agreement termination date is February 12, 2026. There was no debt outstanding under the Facility at June 30, 2022.
Repurchase Agreement
NVRM's revolving mortgage repurchase facility (the “Repurchase Agreement”) provides for aggregate borrowings up to $150,000 and is non-recourse to NVR.
At June 30, 2022, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no debt outstanding under the Repurchase Agreement at June 30, 2022.
Effective July 20, 2022, NVRM entered into The Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer (the "Amended MRA"), which replaced the Repurchase Agreement in its entirety. The Amended MRA provides for loan purchases up to $150,000, subject to certain sub-limits. Advances under the Amended MRA bear interest at the secured overnight financing rate published by the Board of Governors of the Federal Reserve System ("SOFR") plus the SOFR Margin of 1.70%, per annum. All other terms and conditions of the Amended MRA are materially consistent with the Repurchase Agreement. The Amended MRA expires on July 19, 2023. See Exhibit 10.1 filed herewith for additional information regarding the Amended MRA.
For additional information regarding the Credit Agreement and Senior Notes, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Flows
For the six months ended June 30, 2022, cash, restricted cash, and cash equivalents decreased by $1,073,025.  Net cash provided by operating activities was $447,206, due primarily to cash provided by earnings for the six months ended June 30, 2022. Cash was primarily used to fund the increase in inventory of $431,379, attributable to an increase in units under construction at June 30, 2022 compared to December 31, 2021.
Net cash used in investing activities for the six months ended June 30, 2022 was $17,627. Cash was used primarily for purchases of property, plant and equipment of $8,751 and investments in unconsolidated joint ventures totaling $9,222.
Net cash used in financing activities was $1,502,604 for the six months ended June 30, 2022.  Cash was used to repurchase 207,132 shares of our common stock at an aggregate purchase price of $1,015,703 under our ongoing common stock repurchase program, discussed above. In addition, cash was used to redeem the outstanding $600,000 principal amount of 3.95% Senior Notes due September 15, 2022. Cash was provided from stock option exercise proceeds totaling $113,822.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2022. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended June 30, 2022. On February 16, 2022 and May 4, 2022, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $500,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	25,870	$4,503.35	25,870	$142,753
May 1 - 31, 2022	24,119	$4,311.45	24,119	$538,765
June 1 - 30, 2022 (1)	11,089	$4,186.59	11,089	$492,340
Total	61,078	$4,370.06	61,078

(1) Of the 11,089 shares repurchased in June 2022, 9,192 outstanding shares were repurchased under the February authorization, and the remaining 1,897 outstanding shares were repurchased under the May authorization. The February authorization has been fully utilized as of June 30, 2022.

On August 3, 2022, the Board of Directors approved an additional repurchase authorization of up to an aggregate of $500,000. The repurchase authorization does not have an expiration date.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Paul C. Saville dated May 4, 2022. Filed as Exhibit 10.1 to NVR's Form 8-K filed on May 6, 2022 and incorporated herein by reference.
10.2	Amendment No. 3 to the Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 4, 2022. Filed as Exhibit 10.2 to NVR's Form 8-K filed on May 6, 2022 and incorporated herein by reference.
10.3
Amendment No. 1 to the Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated May 4, 2022. Filed as Exhibit 10.3 to NVR's Form 8-K filed on May 6, 2022 and incorporated herein by reference.

10.4	Second Amended and Restated Master Repurchase Agreement dated July 20, 2022 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: August 3, 2022	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer