Form 10-K
period 2022-12-31
NVR INC
filed 2023-02-15
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b).  ☐
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2022, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $12,639,637,000.
As of February 13, 2023 there were 3,249,345 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2023 are incorporated by reference into Part III of this report.

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
We are one of the largest homebuilders in the United States. We operate in thirty-five metropolitan areas in fifteen states, and Washington, D.C. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. Our Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-five metropolitan areas located in Maryland, Virginia, Washington, D.C., Delaware, West Virginia, Pennsylvania, Ohio, New York, New Jersey, Indiana, Illinois, North Carolina, South Carolina, Georgia, Florida and Tennessee. Our NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. During 2022, approximately 16% of our home settlements accounting for approximately 21% of our homebuilding revenue occurred in the Washington, D.C. metropolitan area.
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
In addition to building and selling homes, we provide a number of mortgage-related services through our mortgage banking operations. Through operations in each of our homebuilding markets, NVRM originates mortgage loans almost exclusively for our homebuyers. NVRM generates revenues primarily from origination fees, gains on sales of loans and title fees. NVRM sells almost all of the mortgage loans it closes into the secondary markets on a servicing released basis.
Segment information for our homebuilding and mortgage banking businesses is included in Note 2 in the accompanying consolidated financial statements.

Homebuilding
Products
We offer single-family detached homes, townhomes and condominium buildings with many different home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 10,000 finished square feet. During 2022, the prices at which we settled homes ranged from approximately $160,000 to $2.6 million and averaged $454,300. During 2021, our average price of homes settled was $403,900.
Markets
Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee, Florida and Georgia

Backlog
Backlog, which represents homes sold but not yet settled with the customer, totaled 9,162 units and approximately $4.3 billion at December 31, 2022 compared to 12,730 units and approximately $5.8 billion at December 31, 2021. The average price of homes in backlog increased to $472,200 at December 31, 2022 from $454,200 at December 31, 2021. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was 14.2%, 9.2% and 14.9% in 2022, 2021, and 2020, respectively. During the four quarters of each of 2022, 2021 and 2020, approximately 4% in 2022, 3% in 2021 and 6% in 2020 of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, and subject to potential construction delays due to continued supply chain disruptions, we expect to settle substantially all of our December 31, 2022 backlog during 2023. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.
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
We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply, however, increased construction activity and demand for building materials, coupled with the ongoing effects of the COVID-19 pandemic, has led to supply chain disruptions and longer construction cycle times during 2021 and 2022.
Mortgage Banking
We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches in connection with mortgage loan closings for which they receive commissions and fees. Because NVRM originates mortgage loans almost exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2022, NVRM closed approximately 17,000 loans with an aggregate principal amount of approximately $6.3 billion as compared to approximately 17,700 loans with an aggregate principal amount of approximately $6.1 billion in 2021. NVRM’s mortgage loans in process that had not closed had an aggregate principal balance of approximately $2.5 billion as of December 31, 2022 compared to approximately $3.9 billion as of December 31, 2021.
NVRM sells almost all of the mortgage loans it closes to investors in the secondary markets on a servicing released basis, typically within 30 days from the loan closing. NVRM is an approved seller/servicer for Fannie Mae (“FNMA”) and Freddie Mac ("FHLMC") mortgage loans and an approved seller/issuer of Ginnie Mae (“GNMA”), Department of Veterans Affairs (“VA”) and Federal Housing Administration (“FHA”) mortgage loans.
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

Human Capital
As of December 31, 2022, we had approximately 6,550 full time employees, of whom approximately 5,500 worked in our homebuilding operations, and approximately 1,050 worked in our mortgage banking operations, compared to December 31, 2021, when we had approximately 6,600 full time employees, of whom approximately 5,600 worked in our homebuilding operations, and approximately 1,000 worked in our mortgage banking operations. None of our employees are covered by collective bargaining agreements.
Our employees are our most important asset. We are committed to hiring and developing an inclusive workplace with a strong diversity of backgrounds and perspectives. All of our employees must adhere to our code of ethics and standards of business conduct that sets standards for appropriate behavior in the workplace. Our compensation philosophy has been consistent for over 25 years and is designed to motivate and retain highly qualified and experienced employees.
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
These factors and thus, the homebuilding and mortgage banking businesses, have at times in the past been cyclical in nature. Any downturn in the national economy or the local economies of the markets in which we operate could have a material adverse effect on our sales, profitability, stock performance and ability to service our debt obligations. In particular, during 2022, approximately 16% of our home settlements, accounting for 21% of our homebuilding revenue, occurred in the Washington, D.C. metropolitan area. Thus, we are dependent to a significant extent on the economy and demand for housing in that market.
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
We engage subcontractors to perform the actual construction of our homes. Despite our quality control efforts, we may discover that our subcontractors have engaged in improper construction practices. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repairs from subcontractors, suppliers and insurers.
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
Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers, some of which is processed and stored on third party vendor platforms. This information is entitled to protection under a number of federal and state laws. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses.
We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have continued to elevate our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. Our management team regularly reviews our response readiness and completes tabletop exercises on potential cybersecurity breaches with the assistance of a third party cybersecurity consultant. We also require employees to complete training sessions regarding matters such as cybersecurity threats and data protection on a regular basis. These security measures may not be sufficient for all possible occurrences and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.
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
As of December 31, 2022 we had $900 million in senior notes outstanding. Our existing indebtedness contains restrictive covenants and any future indebtedness may also contain such covenants. These covenants include, or could include, restrictions on our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants, which could result in decreased liquidity or a default on our current or future indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

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

Risks Related to Other External Risks
Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business and operations, and the markets, states and local communities in which we operate.
Our business and operations could be adversely affected by health epidemics, including the COVID-19 pandemic, impacting the markets, states and local communities in which we operate. The COVID-19 pandemic had a significant impact on our supply chains. General uncertainty continues regarding the near-term and long-term impact of the COVID-19 virus on the domestic and international economy and on public health.
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. There is no guarantee that a future outbreak of COVID-19 or any other widespread epidemics will not occur. There is uncertainty regarding governmental actions that may occur, and the effects of economic relief efforts on the U.S. economy, either of which could be potential disruptors to our business. Over the long term, these disruptions could lower demand for our products, impair our ability to sell and/or build homes in our normal manner, increase our losses on contract land deposits, and negatively impact our lending and secondary mortgage market activities. These developments and other consequences of an outbreak could materially and adversely affect our operations, profitability and cash flows.
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
In connection with the operation of the homebuilding segment, we lease production facilities in the following seven locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; Portland, Tennessee; and Richmond, Virginia. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately one million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. Additionally, certain facility leases have early termination options. These leases currently expire between 2027 and 2040. During 2022 we entered into a lease agreement for a new production facility in Fayetteville, North Carolina of approximately 145,000 square feet. The lease has a term of 10 years from the commencement date which is expected to be in the fourth quarter of 2023 and contains an option for three five year extensions. In addition, we own a production facility of approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 58% and 61% of total capacity in 2022 and 2021, respectively.
In connection with both our homebuilding and mortgage banking businesses, we also lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2030, none of which are individually material to our business.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
    (dollars in thousands, except per share data)
Our shares of common stock are listed and principally traded on the New York Stock Exchange under the trading symbol “NVR.” As of the close of business on February 13, 2023, there were 178 shareholders of record of our common stock.
We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.
We had two share repurchase authorizations outstanding during the quarter ended December 31, 2022. On May 4, 2022 and August 3, 2022, we publicly announced the Board of Directors’ approval to repurchase our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $500,000 per authorization. Repurchase activity is conducted pursuant to publicly announced Board authorizations, and is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the Board resolutions authorizing us to repurchase shares of our common stock specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. The repurchase authorizations do not have expiration dates. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	23,573	$4,071.41	23,573	$527,875
November 1 - 30, 2022	4,931	$4,094.45	4,931	$507,685
December 1 - 31, 2022	—	$—	—	$507,685
Total	28,504	$4,075.40	28,504

The information required by this item with respect to securities authorized for issuance under equity compensation plans is provided under Item 12 of this Form 10-K.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return to holders of our common stock since December 31, 2017 with the Dow Jones US Home Construction Index and the S&P 500 Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2017.

$350
$300
$250
$200
$150
$100
$50
$0
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
NVR, Inc
S&P 500
Dow Jones US Home Construction

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2017	2018	2019	2020	2021	2022
NVR, Inc.	$100	$69	$109	$116	$168	$131
S&P 500	$100	$96	$126	$149	$192	$157
Dow Jones US Home Construction	$100	$68	$101	$125	$190	$148

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (dollars in thousands, except per share data)
Results of Operations
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
Business Environment and Current Outlook
During the second quarter of 2022, we began to experience a significant decline in the demand for new homes as home affordability was negatively impacted by rising mortgage interest rates and higher home prices. In addition to affordability concerns, current market conditions including a high rate of inflation, anticipated further interest rate increases and the possibility of a recession have contributed to lower consumer confidence levels. We also faced higher costs for certain materials and labor as strong demand in prior quarters has resulted in increased construction activity and demand for building materials and contractor labor. These factors have led to supply chain disruptions and longer construction cycle times. We continue to work closely with our suppliers and trade partners to manage these disruptions and reduce construction cycle times.
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

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Georgia, Florida and Tennessee

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

As of December 31, 2022, we controlled approximately 131,900 lots as discussed below.
Lot Purchase Agreements ("LPAs")
We controlled approximately 125,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $543,100 and $6,900, respectively. Included in the number of controlled lots are approximately 11,200 lots for which we have recorded a contract land deposit impairment reserve of approximately $57,100 as of December 31, 2022.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $27,200 in five JVs, expected to produce approximately 5,300 lots. Of the lots to be produced by the JVs, approximately 4,900 lots were controlled by us and approximately 400 lots were either under contract with unrelated parties or currently not under contract.
Land Under Development
We owned land with a carrying value of approximately $27,100 that we intend to develop into approximately 1,900 finished lots. We had additional funding commitments of approximately $2,100 under a joint development agreement related to one project, a portion of which we expect will be offset by development credits of approximately $900.
See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 19,300 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $10,100 as of December 31, 2022, of which approximately $2,500 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the year ended December 31, 2022 totaled $10,526,434, an increase of 18% from $8,951,025 in 2021. Our net income for 2022 was $1,725,575, or $491.82 per diluted share, increases of 40% and 53% compared to 2021 net income and diluted earnings per share, respectively. Our homebuilding gross profit margin percentage was 25.8% in 2022 compared to 22.3% in 2021. Settlements for the year ended December 31, 2022 totaled 22,732 units, an increase of 6% from 2021. New orders, net of cancellations (“New Orders”) during 2022 were 19,164, a decrease of 16% from 2021 while our average New Order sales price increased 6% to $462.8 in 2022. Our backlog of homes sold but not yet settled with the customer as of December 31, 2022 decreased on a unit basis by 28% to 9,162 units and decreased on a dollar basis by 25% to $4,325,876 when compared to December 31, 2021. Income before tax from our mortgage banking segment totaled $122,150 in 2022, a decrease of 29% when compared to $171,604 in 2021 due primarily to a decrease in secondary marketing gains on sales of loans.
Homebuilding Operations
The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2022	2021	2020
Financial data:
Revenues	$10,326,770	$8,701,693	$7,328,889
Gross profit margin	$2,664,499	$1,938,578	$1,391,488
Gross profit margin percentage	25.8%	22.3%	19.0%
Selling, general and administrative expenses	$532,353	$474,808	$431,008
Operating data:
New orders (units)	19,164	22,721	23,082
Average new order price	$462.8	$436.1	$380.1
Settlements (units)	22,732	21,540	19,766
Average settlement price	$454.3	$403.9	$370.8
Backlog (units)	9,162	12,730	11,549
Average backlog price	$472.2	$454.2	$396.2
New order cancellation rate	14.2%	9.2%	14.9%

Consolidated Homebuilding
Homebuilding revenues increased 19% in 2022 compared to 2021, as a result of a 6% increase in the number of units settled and a 12% increase in the average settlement price year over year. The increase in the number of units settled was primarily attributable to a 10% higher backlog unit balance entering 2022 compared to the same period in 2021, offset partially by an 11% decrease in New Orders in the first six months of 2022 compared to the same period in 2021. The increase in the average settlement price was primarily attributable to a 15% higher average sales price of units in backlog entering 2022 compared to the same period of 2021, coupled with a 10% increase in the average sales price of New Orders during the first six months of 2022 compared to backlog entering 2021. The gross profit margin percentage in 2022 increased to 25.8% from 22.3% in 2021. Gross profit margins were favorably impacted by the aforementioned increase in the average settlement price attributable to improved pricing power in prior quarters and improved leveraging of certain operating costs attributable to the increase in settlement activity year over year. These favorable factors were partially offset by higher material and labor costs year over year.
The number of New Orders decreased 16% while the average sales price of New Orders increased 6% in 2022 when compared to 2021.  New Orders were negatively impacted in each of our reportable segments by the significant increase in mortgage interest rates during 2022, resulting in a decline in affordability and in turn, led to lower absorption rates and to an increase in the cancellation rate year over year. Additionally, New Orders were also adversely impacted by a 2% decrease in the average number of active communities year over year. The increase in the average sales price of New Orders was attributable to significant price appreciation resulting from strong demand through the first quarter of 2022.
Selling, general and administrative ("SG&A") expenses in 2022 increased by $57,545 compared to 2021, but as a percentage of revenue decreased to 5.2% in 2022 from 5.5% in 2021 due to improved leveraging of SG&A costs. The increase in SG&A expense year over year was attributable primarily to an increase of approximately $24,800 in equity-based compensation due to a four year block grant of Options and RSUs in the second quarter of 2022, as well as, to an increase of approximately $9,900 in selling and marketing costs and an increase of approximately $6,500 in personnel costs attributable to higher average headcount year over year.
Our backlog represents homes sold but not yet settled with our customers. As of December 31, 2022, our backlog decreased on a unit basis by 28% to 9,162 units and on a dollar basis by 25% to $4,325,876 when compared to 12,730 units and $5,782,035, respectively, as of December 31, 2021.  The decrease in both backlog units and dollars was primarily attributable to a 21% decrease in New Orders during the six-month period ending December 31, 2022 compared to the same period in 2021.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period.  Calculated as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14%, 9% and 15% in 2022, 2021, and 2020, respectively. During the four quarters of each of 2022, 2021 and 2020, approximately 4% in 2022, 3% in 2021 and 6% in 2020, of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, and subject to potential construction delays due to continued supply chain disruptions, we expect to settle substantially all of our December 31, 2022 backlog during 2023. See “Risk Factors” in Item 1A of this Form 10-K.
The backlog turnover rate is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity, building material availability and other external factors over which we do not exercise control.
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
We record impairment charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve at December 31, 2022 and 2021 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $6,900 and $10,100 at December 31, 2022 and 2021, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:

Selected Segment Financial Data:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Mid Atlantic	$4,766,329	$4,049,871	$3,668,542
North East	892,543	767,828	538,772
Mid East	2,147,262	1,891,729	1,524,667
South East	2,520,636	1,992,265	1,596,908

	Year Ended December 31,
	2022	2021	2020
Gross profit margin:
Mid Atlantic	$1,280,596	$987,926	$690,058
North East	226,666	163,990	102,621
Mid East	476,659	391,405	282,443
South East	751,734	469,520	327,483

	Year Ended December 31,
	2022	2021	2020
Gross profit margin percentage:
Mid Atlantic	26.9%	24.4%	18.8%
North East	25.4%	21.4%	19.0%
Mid East	22.2%	20.7%	18.5%
South East	29.8%	23.6%	20.5%

	Year Ended December 31,
	2022	2021	2020
Segment profit:
Mid Atlantic	$994,027	$734,941	$437,849
North East	157,333	105,432	50,677
Mid East	343,236	271,756	168,605
South East	577,030	329,982	205,029

Segment Operating Activity:

	Year Ended December 31,
	2022		2021		2020
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	7,816	$526.6	8,749	$522.4	9,230	$453.8
North East	1,679	$528.3	1,685	$497.4	1,738	$416.6
Mid East	4,344	$400.5	5,567	$369.3	5,780	$330.9
South East	5,325	$399.4	6,720	$363.6	6,334	$307.7
Total	19,164	$462.8	22,721	$436.1	23,082	$380.1

	Year Ended December 31,
	2022		2021		2020
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	9,042	$527.1	8,310	$487.3	8,363	$438.6
North East	1,763	$506.3	1,666	$460.9	1,375	$391.8
Mid East	5,518	$389.1	5,414	$349.4	4,719	$323.1
South East	6,409	$393.3	6,150	$323.9	5,309	$300.8
Total	22,732	$454.3	21,540	$403.9	19,766	$370.8

	Year Ended December 31,
	2022		2021		2020
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,692	$536.3	4,918	$534.8	4,479	$470.9
North East	885	$553.9	969	$511.5	950	$447.8
Mid East	1,853	$403.2	3,027	$381.3	2,874	$344.5
South East	2,732	$405.7	3,816	$393.7	3,246	$323.7
Total	9,162	$472.2	12,730	$454.2	11,549	$396.2
 Operating Data:

	Year Ended December 31,
	2022	2021	2020
New order cancellation rate:
Mid Atlantic	14.4%	9.0%	14.9%
North East	12.2%	8.6%	13.1%
Mid East	16.4%	10.2%	14.5%
South East	12.6%	8.8%	15.8%

	Year Ended December 31,
	2022	2021	2020
Average active communities:
Mid Atlantic	160	155	177
North East	36	34	40
Mid East	126	129	138
South East	93	106	112
Total	415	424	467
Homebuilding Inventory:

	As of December 31,
	2022	2021
Sold inventory:
Mid Atlantic	$727,501	$867,892
North East	156,798	154,053
Mid East	278,034	342,011
South East	413,576	439,892
Total (1)	$1,575,909	$1,803,848

	As of December 31,
	2022	2021
Unsold lots and housing units inventory:
Mid Atlantic	$111,816	$87,412
North East	23,013	14,656
Mid East	17,044	12,892
South East	31,791	14,193
Total (1)	$183,664	$129,153

(1)Total segment inventory differs from consolidated inventory due to certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	As of December 31,
	2022	2021
Total lots controlled:
Mid Atlantic	48,200	47,900
North East	11,300	11,900
Mid East	21,800	23,700
South East	50,600	41,400
Total	131,900	124,900

	As of December 31,
	2022	2021
Contract land deposits, net:
Mid Atlantic	$212,273	$257,244
North East	54,558	51,257
Mid East	44,813	52,537
South East	191,332	146,246
Total	$502,976	$507,284

	Year Ended December 31,
	2022	2021	2020
Contract land deposit impairments (recoveries), net:
Mid Atlantic	$3	$16	$114
North East	75	—	60
Mid East	369	10	293
South East	—	—	1,045
Total	$447	$26	$1,512

Mid Atlantic
The Mid Atlantic segment had an approximate $259,100, or 35%, increase in segment profit in 2022 compared to 2021, driven by improved gross profit margins and an increase in segment revenues of approximately $716,500, or 18%, year over year. Segment revenues increased due primarily to a 9% increase in the number of units settled and an 8% increase in the average settlement price year over year. The increases in settlements and the average settlement price were primarily attributable to a 10% higher backlog unit balance and a 14% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The Mid Atlantic segment’s gross profit margin percentage increased to 26.9% in 2022 from 24.4% in 2021. Gross profit margins were favorably impacted by the aforementioned 8% increase in the average settlement price attributable to improved pricing power in prior quarters, offset partially by higher material and labor costs year over year.

Segment New Orders decreased 11% while the average sales price of New Orders increased 1% in 2022 compared to 2021. As previously discussed in the "Consolidated Homebuilding" section above, New Orders were negatively impacted by the significant increase in mortgage interest rates. The increase in the average sales price of New Orders was attributable to significant price appreciation resulting from strong demand through the first quarter of 2022.
North East
The North East segment had an approximate $51,900, or 49%, increase in segment profit in 2022 compared to 2021, driven by an increase in segment revenues of approximately $124,700, or 16%, year over year and improved gross profit margins. The increase in segment revenues was attributable to a 6% increase in the number of units settled and a 10% increase in the average settlement price year over year. The increase in the number of units settled was attributable to a 2% higher backlog unit balance entering 2022 compared to the backlog unit balance entering 2021, coupled with an 8% increase in New Orders in the segment during the first six months of 2022 compared to the same period in 2021. The increase in the average settlement price was primarily attributable to a 14% higher average sales price of units in backlog entering 2022 compared to backlog entering 2021. The segment’s gross profit margin percentage increased to 25.4% in 2022 from 21.4% in 2021. Gross profit margins were favorably impacted by the aforementioned 10% increase in the average settlement price, offset partially by higher material and labor costs year over year.
Segment New Orders were flat while the average sales price of New Orders increased 6% in 2022 compared to 2021. New Orders were flat despite a 7% increase in the average number of active communities year over year due primarily to the impact of the significant increase in mortgage interest rates in 2022 as previously discussed in the "Consolidated Homebuilding" section above. The increase in the average sales price of New Orders was attributable to significant price appreciation resulting from strong demand through the first quarter of 2022.
Mid East
The Mid East segment had an approximate $71,500, or 26%, increase in segment profit in 2022 compared to 2021. The increase in segment profit was driven by an increase of segment revenues of approximately $255,500, or 14%, year over year and improved gross profit margins. Segment revenues increased due to increases in the number of units settled and the average settlement price of 2% and 11%, respectively, year over year. The increase in the number of units settled was largely attributable to a 5% higher backlog unit balance entering 2022 compared to the backlog unit balance entering 2021. The increase in the average settlement price was primarily attributable to an 11% higher average sales price of units in backlog entering 2022 compared to the same period in 2021, coupled with a 12% increase in the average sales price of New Orders in the first six months of 2022 compared to the same period in 2021. The segment’s gross profit margin percentage increased to 22.2% in 2022 from 20.7% in 2021. Gross profit margins were favorably impacted by the aforementioned 11% increase in the average settlement price, offset partially by higher material and labor costs year over year.
Segment New Orders decreased 22% while the average sales price of New Orders increased 8% in 2022 compared to 2021. As previously discussed in the "Consolidated Homebuilding" section above, New Orders in 2022 were negatively impacted by the significant increase in mortgage interest rates. In addition, New Orders were also negatively impacted by a 2% decrease in the average number of active communities in 2022 compared to 2021. The increase in the average sales price of New Orders was attributable to significant price appreciation resulting from strong demand through the first quarter of 2022.
South East
The South East segment had an approximate $247,000, or 75%, increase in segment profit in 2022 compared to 2021. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $528,400, or 27%, year over year and improved gross profit margins. The increase in revenues was attributable to a 4% increase in the number of units settled and a 21% increase in the average settlement price year over year. The increase in the number of units settled was primarily attributable to an 18% higher backlog unit balance entering 2022 compared to the same period in 2021, offset partially by an 18% decrease in New Orders in the first six months of 2022 compared to the same period in 2021. The increase in the average settlement price was primarily attributable to a 22% higher average sales price of units in backlog entering 2022 compared to the same period in 2021, coupled with a 21% increase in the average sales price of New Orders in the first six months of 2022 compared to the same period in 2021. The segment’s gross profit margin percentage increased to 29.8% in 2022 from 23.6% in 2021. Gross profit margins were favorably impacted by the aforementioned 21% increase in the average settlement price, offset partially by higher material and labor costs year over year.
Segment New Orders decreased 21% while the average sales price of New Orders increased 10% in 2022 compared to 2021. The decrease in New Orders was primarily attributable to a 12% decrease in the average number of active communities, coupled with the impact of the significant increase in mortgage interest rates in 2022 as previously discussed in the "Consolidated Homebuilding" section above. The increase in the average sales price of New Orders was attributable to significant price appreciation resulting from strong demand through the first quarter of 2022.

Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense is primarily comprised of interest charges on our 3.00% Senior Notes due 2030, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2022	2021	2020
Homebuilding consolidated gross profit:
Mid Atlantic	$1,280,596	$987,926	$690,058
North East	226,666	163,990	102,621
Mid East	476,659	391,405	282,443
South East	751,734	469,520	327,483
Consolidation adjustments and other	(71,156)	(74,263)	(11,117)
Homebuilding consolidated gross profit	$2,664,499	$1,938,578	$1,391,488

	Year Ended December 31,
	2022	2021	2020
Homebuilding consolidated profit before taxes:
Mid Atlantic	$994,027	$734,941	$437,849
North East	157,333	105,432	50,677
Mid East	343,236	271,756	168,605
South East	577,030	329,982	205,029
Reconciling items:
Contract land deposit impairment reserve (1)	(27,300)	22,163	(24,633)
Equity-based compensation expense (2)	(78,931)	(53,587)	(47,548)
Corporate capital allocation (3)	302,904	252,787	239,233
Unallocated corporate overhead	(129,998)	(139,611)	(114,921)
Consolidation adjustments and other (4)	(1,719)	(56,511)	54,561
Corporate interest income	32,457	2,840	8,464
Corporate interest expense	(37,995)	(51,393)	(39,356)
Reconciling items sub-total	59,418	(23,312)	75,800
Homebuilding consolidated profit before taxes	$2,131,044	$1,418,799	$937,960

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of contract land deposit impairment charges in Note 3 in the accompanying consolidated financial statements.
(2)The increase in equity-based compensation expense in 2022 was primarily attributable to a four year block grant of Options and RSUs in May 2022. See further discussion of equity-based compensation in Note 12 in the accompanying consolidated financial statements.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2022	2021	2020
Corporate capital allocation charge:
Mid Atlantic	$143,251	$124,316	$124,426
North East	30,623	25,431	22,850
Mid East	51,376	43,686	40,256
South East	77,654	59,354	51,701
Total corporate capital allocation charge	$302,904	$252,787	$239,233

(4)     The consolidation adjustments and other in each period are primarily driven by changes in units under construction as well as significant fluctuations in lumber prices year over year. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. The consolidation adjustment in 2021 was negatively impacted by a higher number of units under construction as of the end of the year compared to the prior year end, resulting in an increase in the reversal of intercompany profits year over year through the consolidation adjustment. In 2022, the consolidation adjustment was favorably impacted by a reduction in the number of units under construction year over year, resulting in a decrease in intercompany profits deferred year over year. This favorable impact was offset by the recognition of previously deferred home package costs that included higher priced lumber.

Mortgage Banking Segment
We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses almost exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2022	2021	2020
Loan closing volume:
Total principal	$6,313,416	$6,073,934	$5,317,811

Loan volume mix:
Adjustable rate mortgages	8%	3%	2%
Fixed-rate mortgages	92%	97%	98%

Operating profit:
Segment profit	$125,756	$176,251	$143,319
Equity-based compensation expense	(3,606)	(4,647)	(3,246)
Mortgage banking income	$122,150	$171,604	$140,073

Capture rate:	83%	89%	90%

Mortgage banking fees:
Net gain on sale of loans	$152,668	$205,582	$168,720
Title services	46,793	42,958	38,554
Servicing fees	203	792	760
	$199,664	$249,332	$208,034

Loan closing volume in 2022 increased by approximately $239,500, or 4%, from 2021.  The increase was primarily attributable to a 9% increase in the average loan balance for loans closed, driven by a 12% increase in the homebuilding segment’s average home settlement price in 2022 as compared to 2021. The increase was partially offset by a 4% decrease in the number of loans closed, which was primarily attributable to the 6% decrease in capture rate in 2022 compared to 2021, due to a more competitive mortgage environment in 2022.

Segment profit in 2022 decreased by approximately $50,500, or 29%, from 2021.  This decrease was primarily attributable to a decrease of approximately $49,700, or 20%, in mortgage banking fees, primarily due to a decrease in gains on sales of loans due to a more competitive mortgage environment.

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
We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. At December 31, 2022 and 2021, we had repurchase reserves of approximately $21,800 and $21,400, respectively.
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

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenues and net income in the second half of the year. However, our typical seasonal New Order and settlement trends may be affected by significant changes in market conditions.
Effective Tax Rate
Our consolidated effective tax rates in 2022 and 2021 were 23.42% and 22.24%, respectively. The effective tax rates in each year were favorably impacted by the recognition of an income tax benefit related to excess tax benefits from stock option exercises totaling $50.3 million and $48.4 million for 2022 and 2021, respectively.
We expect continued tax rate volatility in future years attributable to the recognition of excess tax benefits from equity plan activity and distributions from the deferred compensation plans.
Recent Accounting Pronouncements Pending Adoption
See Note 1 to the accompanying consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of December 31, 2022, we had a strong liquidity position with approximately $2,500,000 in cash and cash equivalents, approximately $289,000 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i) Payments due to service our debt and interest on that debt. In June 2022, we used cash holdings to redeem $600,000 in outstanding 3.95% Senior Notes that were set to mature in September 2022. The Senior Notes were redeemed at par, plus accrued interest. Our current outstanding Senior Notes total $900,000 and mature in May 2030. Future interest payments on our remaining outstanding Senior Notes total approximately $199,050, with approximately $27,000 due within the next twelve months.

(ii) Payment obligations totaling approximately $348,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 13 of this Form 10-K for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2022. For the year ended December 31, 2022, we repurchased 323,652 shares of our common stock at an aggregate purchase price of $1,500,358. As of December 31, 2022, we had approximately $507,700 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
During the second quarter of 2022, we redeemed the outstanding $600,000 principal amount of 3.95% Senior Notes due September 15, 2022, at par, plus accrued interest.
As of December 31, 2022, we had a total of $900,000 in outstanding Senior Notes which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at December 31, 2022.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $11,000 outstanding at December 31, 2022. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement as of December 31, 2022.
Repurchase Agreement
Our mortgage banking subsidiary, NVRM, has an unsecured revolving mortgage repurchase agreement (the "Repurchase Agreement") which is non-recourse to NVR. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides borrowing capacity up to $150,000, subject to certain sublimits. The Repurchase Agreement expires on July 19, 2023. At December 31, 2022, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.
See Note 9 of this Form 10-K for additional disclosures regarding our Senior Notes, Credit Agreement and Repurchase Agreement.
Cash Flows
For the year ended December 31, 2022, cash, restricted cash and cash equivalents decreased by $62,466. Net cash provided by operating activities was $1,870,101, due primarily to cash provided by earnings in 2022 and by a decrease in inventory of $159,091 attributable to a decrease in units under construction at December 31, 2022 compared to December 31, 2021. Additionally, cash was provided by net proceeds of $156,756 from mortgage loan activity. Cash was primarily used as a result of a decrease in customer deposits of $103,659 attributable to the decrease in our ending backlog year over year.
Net cash used in investing activities in 2022 was $27,431. Cash was used primarily for purchases of property, plant and equipment of $18,428 and investments in unconsolidated joint ventures totaling $9,735.
Net cash used by financing activities in 2022 was $1,905,136. Cash was used primarily to repurchase 323,652 shares of our common stock at an aggregate purchase price of $1,500,358 under our ongoing common stock repurchase program, discussed above. In addition, cash was used to redeem the outstanding $600,000 principal amount of 3.95% Senior Notes due September 15, 2022. Cash was provided from stock option exercise proceeds totaling $196,717.

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
At December 31, 2022 and 2021, the homebuilding segment had restricted cash of $48,455 and $60,730, respectively. Restricted cash in each year was attributable to customer deposits for certain home sales.

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
Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2022 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
Warranty/Product Liability Reserves
We establish warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our homebuilding business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2022 consolidated balance sheet to be adequate (see Note 14 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
As noted above, we calculate the fair value of our Options using the Black-Scholes option-pricing model. While the Black-Scholes model is a widely accepted method to calculate the fair value of options, its results are dependent on input variables, two of which, expected term and expected volatility, are significantly dependent on management’s judgment. We have concluded that our historical exercise experience is the best estimate of future exercise patterns to determine an Option’s expected term. To estimate expected volatility, we analyze the historical volatility of our common stock over a period equal to the Option’s expected term. Changes in management’s judgment of the expected term and the expected volatility could have a material effect on the grant-date fair value calculated and expensed within the income statement.
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
Although we believe that the compensation costs recognized in 2022 are representative of the cumulative ratable amortization of the grant-date fair value of unvested Options and RSUs outstanding, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different expense valuations and recognition.
Mortgage Repurchase Reserve
We originate several different loan products to our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market, typically on a servicing released basis and within 30 days from closing. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, GNMA, FHLMC, VA and FHA. Insofar as we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where repurchases or early payment default occur. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The reserve is calculated based on an analysis of historical experience and exposure. Although we consider the mortgage repurchase reserve reflected on the December 31, 2022 consolidated balance sheet to be adequate (see Note 16 to the accompanying consolidated financial statements included herein), there can be no assurance that this reserve will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage repurchase reserve.
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
We are exposed to interest rate risk as it relates to our fixed rate debt, primarily our Senior Notes and our variable rate credit facility and loan repurchase facility. Changes to interest rates generally affect the fair value of fixed-rate debt instruments, but not earnings or cash flows. For variable rate debt, interest rate changes generally will not affect the fair value of the variable debt instruments but will affect earnings and cash flow. At December 31, 2022, there was no debt outstanding under our credit facility or loan repurchase facility. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the accompanying consolidated financial statements included herein for further discussion of these debt instruments.
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
The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments at December 31, 2022. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year.

	Maturities (000's)
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$319,481	—	—	—	—	—	$319,481	$316,806
Average interest rate	5.6%	—	—	—	—	—	5.6%
Other:
Forward trades of mortgage-backed securities (a)	$(16,060)	—	—	—	—	—	$(16,060)	$(16,060)
Forward loan commitments (a)	$11,300	—	—	—	—	—	$11,300	$11,300
Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$2,453,692	—	—	—	—	—	$2,453,692	$2,453,692
Average interest rate	4.4%	—	—	—	—	—	4.4%
Interest rate sensitive liabilities:
Fixed rate obligations	$—		—	—	—	$900,000	$900,000	$788,166
Average interest rate	—%		—	—	—	3.0%	3.0%

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
Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2022 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Our executive officers are:

Name	Age	Title
Paul C. Saville	67	Executive Chairman of the Board
Eugene J. Bredow	53	President and Chief Executive Officer
Daniel D. Malzahn	53	Senior Vice President, Chief Financial Officer and Treasurer
Matthew B. Kelpy	49	Vice President and Chief Accounting Officer
The remaining information required by this item will be included under the captions "Proposal No.1 - Election of Directors", "Executive Summary" within "Compensation Discussion and Analysis" and "Corporate Governance Principles and Board Matters" in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders ("2023 Proxy Statement") and is incorporated herein by reference. Our 2023 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2023.

Item 11.    Executive Compensation.
The information required by this item will be included under the caption "Compensation Discussion and Analysis" in our 2023 Proxy Statement and is incorporated herein by reference. Our 2023 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	623,874	$2,897.24	86,724
Equity compensation plans not approved by security holders	—	$—	—
Total	623,874	$2,897.24	86,724

(1)This category includes the restricted share units (“RSUs”) authorized to be issued under the 2010 and 2018 Equity Incentive Plans. At December 31, 2022, there were 33,320 RSUs outstanding. Of the total 86,724 shares remaining available for future issuance under the shareholder approved plans, up to a total of 18,310 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans was $3,060.71.

The remaining information required by this item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2023 Proxy Statement and is incorporated herein by reference. Our 2023 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the caption "Corporate Governance Principles and Board Matters" in our 2023 Proxy Statement and is incorporated herein by reference. Our 2023 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2023.

Item 14.    Principal Accountant Fees and Services.
The information required by this item will be included under the caption "Proposal No. 2 - Ratification of Appointment of Independent Auditor" in our 2023 Proxy Statement and is incorporated herein by reference. Our 2023 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2023.

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
    Reports of Independent Registered Public Accounting Firm (KPMG LLP, McLean, VA, Auditor Firm ID: 185)
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Shareholders’ Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

 2.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Articles of Incorporation of NVR, Inc.	10-K		3.1	2/25/2011
3.2	Bylaws, as amended, of NVR, Inc.	8-K		3.1	3/17/2016
4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee.	8-K		4.3	4/23/1998
4.2	Form of Note (included in Indenture).	8-K		4.5	4/23/1998
4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/10/2012
4.4	Sixth Supplemental Indenture dated as of May 4, 2020 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	5/4/2020
4.5	Seventh Supplemental Indenture dated September 9, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/9/2020
4.6	Eighth Supplemental Indenture dated September 17, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.2	9/17/2020
4.7	Form of Global Note.	8-K		4.2	9/10/2012
4.8	Description of Securities of NVR, Inc.	10-K		4.5	2/19/2020
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015.	10-Q		10.1	11/6/2015
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015.	10-Q		10.2	11/6/2015
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015.	10-Q		10.4	11/6/2015
10.4*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated March 1, 2018.	10-Q		10.1	5/1/2018
10.5*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated April 1, 2019.	10-Q		10.2	5/1/2019
10.6*	Extension of Employment Agreement between NVR, Inc. and Paul C. Saville date November 4, 2020.	10-Q		10.1	11/4/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.7*	Extension of Employment Agreement between NVR, Inc. and Daniel D. Malzahn date November 4, 2020.	10-Q		10.2	11/4/2020
10.8*	Extension of Employment Agreement between NVR, Inc. and Eugene J. Bredow date November 4, 2020.	10-Q		10.4	11/4/2020
10.9*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Paul C. Saville dated May 4, 2022.	8-K		10.1	5/6/2022
10.10*	Amendment No. 3 to the Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 4, 2022.	8-K		10.2	5/6/2022
10.11*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated May 4, 2022.	8-K		10.3	5/6/2022
10.12*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies.	S-8	333-29241	4.1	6/13/1997
10.13*	Employee Stock Ownership Plan of NVR, Inc.	10-K/A			12/31/1994
10.14*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan.	10-Q		10.5	11/6/2015
10.15*	First Amendment to NVR, Inc. Nonqualified Deferred Compensation Plan.	10-K		10.36	2/15/2017
10.16*	Description of the Board of Directors’ compensation arrangement.	10-K		10.15	2/13/2019
10.17*	NVR, Inc. 2018 Equity Incentive Plan	S-8	333-224629	10.1	5/3/2018
10.18*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.1	5/14/2018
10.19*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.2	5/14/2018
10.20*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.3	5/14/2018
10.21*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.4	5/14/2018
10.22*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.5	5/14/2018
10.23*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.6	5/14/2018
10.24*	NVR, Inc. 2014 Equity Incentive Plan.	S-8	333-195756	10.1	5/7/2014
10.25*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/6/2022
10.26*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.2	5/7/2014
10.27*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.5	5/6/2022

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.28*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/7/2014
10.29*	NVR, Inc. 2010 Equity Incentive Plan.	S-8	333-166512	10.1	5/4/2010
10.30*	The Amended Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.29	2/13/2019
10.31*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.30	2/13/2019
10.32*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.2	5/6/2010
10.33*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.2	7/30/2013
10.34*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.4	5/6/2010
10.35	Second Amended and Restated Master Repurchase Agreement dated July 20, 2022 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.4	8/3/2022
10.36	Amended and Restated Credit Agreement dated February 12, 2021 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent and BofA Securities, Inc. as Sole Lead Arranger and Sole Book Runner.	10-K		10.48	2/12/2021
10.37	First Amendment to Amended and Restated Credit Agreement dated December 9, 2022 by and among NVR, Inc. and Bank of America, N.A., as Administrative Agent. Filed herewith
10.38*	Summary of 2023 Executive Officer Incentive Compensation plan. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.
February 15, 2023	By:	/s/ Eugene J. Bredow
Eugene J. Bredow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul C. Saville	Executive Chairman	February 15, 2023
Paul C. Saville
/s/ C.E. Andrews	Director	February 15, 2023
C. E. Andrews
/s/ Sallie B. Bailey	Director	February 15, 2023
Sallie B. Bailey
/s/ Thomas D. Eckert	Director	February 15, 2023
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 15, 2023
Alfred E. Festa
/s/ Alexandra A. Jung	Director	February 15, 2023
Alexandra A. Jung
/s/ Mel Martinez	Director	February 15, 2023
Mel Martinez
/s/ David A. Preiser	Director	February 15, 2023
David A. Preiser
/s/ W. Grady Rosier	Director	February 15, 2023
W. Grady Rosier
/s/ Susan Williamson Ross	Director	February 15, 2023
Susan Williamson Ross
/s/ Eugene J. Bredow	Principal Executive Officer	February 15, 2023
Eugene J. Bredow
/s/ Daniel D. Malzahn	Principal Financial Officer	February 15, 2023
Daniel D. Malzahn
/s/ Matthew B. Kelpy	Principal Accounting Officer	February 15, 2023
Matthew B. Kelpy

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
NVR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for losses on contract land deposits

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for losses on contract land deposits (“lot deposit reserve”) was $57,060,000 recorded against total contract land deposit assets of $553,140,000 as of December 31, 2022. The Company estimated the lot deposit reserve using a loss contingency analysis that assesses a combination of quantitative and qualitative information for each individual deposit associated with a community. As the Company does not own the lots on which they have placed a deposit, the loss contingency analysis assesses contracts on a community-by-community basis, and records an estimated lot deposit reserve for communities which may result in forfeiture of the lot deposit. In estimating this reserve, the Company evaluates whether it can sell houses at an acceptable profit margin and sales pace, and considers market and economic conditions.

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
February 15, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
NVR, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited NVR, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

KPMG LLP
McLean, Virginia
February 15, 2023

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Homebuilding:
Cash and cash equivalents	$2,503,424	$2,545,069
Restricted cash	48,455	60,730
Receivables	20,842	18,552
Inventory:
Lots and housing units, covered under sales agreements with customers	1,554,955	1,777,862
Unsold lots and housing units	181,952	127,434
Land under development	27,100	12,147
Building materials and other	24,268	29,923
	1,788,275	1,947,366

Contract land deposits, net	496,080	497,139
Property, plant and equipment, net	57,950	56,979
Operating lease right-of-use assets	71,081	59,010
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	143,585	132,894
Other assets	75,898	96,124
	5,247,170	5,455,443
Mortgage Banking:
Cash and cash equivalents	19,415	28,398
Restricted cash	2,974	2,519
Mortgage loans held for sale, net	316,806	302,192
Property and equipment, net	3,559	3,658
Operating lease right-of-use assets	16,011	9,758
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	47,691	25,160
	413,803	379,032
Total assets	$5,660,973	$5,834,475

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$334,016	$336,560
Accrued expenses and other liabilities	437,234	435,860
Customer deposits	313,804	417,463
Operating lease liabilities	75,818	64,128
Senior notes	914,888	1,516,255
	2,075,760	2,770,266
Mortgage Banking:
Accounts payable and other liabilities	61,396	51,394
Operating lease liabilities	16,968	10,437
	78,364	61,831
Total liabilities	2,154,124	2,832,097

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2022 and December 31, 2021	206	206
Additional paid-in capital	2,600,014	2,378,191
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both December 31, 2022 and December 31, 2021	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	11,773,414	10,047,839
Less treasury stock at cost – 17,336,397 and 17,107,889 shares as of December 31, 2022 and December 31, 2021, respectively	(10,866,785)	(9,423,858)
Total shareholders' equity	3,506,849	3,002,378
Total liabilities and shareholders' equity	$5,660,973	$5,834,475

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Homebuilding:
Revenues	$10,326,770	$8,701,693	$7,328,889
Other income	37,038	6,559	16,938
Cost of sales	(7,662,271)	(6,763,115)	(5,937,401)
Selling, general and administrative	(532,353)	(474,808)	(431,008)
Operating income	2,169,184	1,470,329	977,418
Interest expense	(38,140)	(51,530)	(39,458)
Homebuilding income	2,131,044	1,418,799	937,960

Mortgage Banking:
Mortgage banking fees	199,664	249,332	208,034
Interest income	11,853	8,725	8,930
Other income	4,963	3,753	3,249
General and administrative	(92,946)	(88,619)	(78,726)
Interest expense	(1,384)	(1,587)	(1,414)
Mortgage banking income	122,150	171,604	140,073

Income before taxes	2,253,194	1,590,403	1,078,033
Income tax expense	(527,619)	(353,684)	(176,785)

Net income	$1,725,575	$1,236,719	$901,248

Basic earnings per share	$525.20	$345.37	$244.11

Diluted earnings per share	$491.82	$320.48	$230.11

Basic weighted average shares outstanding	3,286	3,581	3,692

Diluted weighted average shares outstanding	3,509	3,859	3,917

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2019	$206	$2,055,407	$7,909,872	$(7,624,241)	$(16,912)	$16,912	$2,341,244

Net income	—	—	901,248	—	—	—	901,248
Deferred compensation activity, net	—	—	—	—	202	(202)	—
Purchase of common stock for treasury	—	—	—	(371,078)	—	—	(371,078)
Equity-based compensation	—	50,794	—	—	—	—	50,794
Proceeds from stock options exercised	—	180,866	—	—	—	—	180,866
Treasury stock issued upon option exercise and restricted share vesting	—	(72,641)	—	72,641	—	—	—
Balance, December 31, 2020	206	2,214,426	8,811,120	(7,922,678)	(16,710)	16,710	3,103,074

Net income	—	—	1,236,719	—	—	—	1,236,719
Deferred compensation activity, net	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	(1,538,019)	—	—	(1,538,019)
Equity-based compensation	—	58,234	—	—	—	—	58,234
Proceeds from stock options exercised	—	142,370	—	—	—	—	142,370
Treasury stock issued upon option exercise and restricted share vesting	—	(36,839)	—	36,839	—	—	—
Balance, December 31, 2021	206	2,378,191	10,047,839	(9,423,858)	(16,710)	16,710	3,002,378

Net income	—	—	1,725,575	—	—	—	1,725,575
Purchase of common stock for treasury	—	—	—	(1,500,358)	—	—	(1,500,358)
Equity-based compensation	—	82,537	—	—	—	—	82,537
Proceeds from stock options exercised	—	196,717	—	—	—	—	196,717
Treasury stock issued upon option exercise and restricted share vesting	—	(57,431)	—	57,431	—	—	—
Balance, December 31, 2022	$206	$2,600,014	$11,773,414	$(10,866,785)	$(16,710)	$16,710	$3,506,849

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,725,575	$1,236,719	$901,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,396	19,463	21,992
Equity-based compensation expense	82,537	58,234	50,794
Contract land deposit impairments (recoveries) and other impairments, net	28,466	(20,827)	28,079
Gain on sale of loans, net	(152,668)	(205,582)	(168,720)
Deferred tax benefit	(11,101)	(234)	(17,565)
Mortgage loans closed	(6,314,514)	(6,079,454)	(5,323,932)
Mortgage loans sold and principal payments on mortgage loans held for sale	6,471,270	6,424,204	5,536,568
Distribution of earnings from unconsolidated joint ventures	9,000	9,500	1,432
Net change in assets and liabilities:
Decrease (increase) in inventory	159,091	(238,284)	(362,384)
(Increase) decrease in contract land deposits	(26,407)	(87,374)	519
(Increase) decrease in receivables	(27,384)	1,956	(1,675)
(Decrease) increase in accounts payable and accrued expenses	(13,777)	(19,954)	168,667
(Decrease) increase in customer deposits	(103,659)	176,705	108,872
Other, net	26,276	(32,679)	(18,626)
Net cash provided by operating activities	1,870,101	1,242,393	925,269

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(9,735)	(1,282)	(435)
Distribution of capital from unconsolidated joint ventures	—	—	11,625
Purchase of property, plant and equipment	(18,428)	(17,875)	(16,119)
Proceeds from the sale of property, plant and equipment	732	978	996
Net cash used in investing activities	(27,431)	(18,179)	(3,933)

Cash flows from financing activities:
Purchase of treasury stock	(1,500,358)	(1,538,019)	(371,078)
Proceeds from the issuance of senior notes	—	—	923,905
Redemption of senior notes	(600,000)	—	—
Debt issuance costs	—	—	(5,062)
Principal payments on finance lease liabilities	(1,495)	(1,363)	(989)
Proceeds from the exercise of stock options	196,717	142,370	180,866
Net cash (used in) provided by financing activities	(1,905,136)	(1,397,012)	727,642

Net (decrease) increase in cash, restricted cash, and cash equivalents	(62,466)	(172,798)	1,648,978
Cash, restricted cash, and cash equivalents, beginning of the year	2,636,984	2,809,782	1,160,804

Cash, restricted cash, and cash equivalents, end of the year	$2,574,518	$2,636,984	$2,809,782

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$47,502	$53,680	$36,805
Income taxes paid during the year, net of refunds	$529,820	$389,383	$163,076

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
At December 31, 2022 and 2021, $250 and $268, respectively, of cash related to a consolidated variable interest entity is included in homebuilding “Other assets” on the accompanying consolidated balance sheet.
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
For the year ended December 31, 2022 we incurred a net pre-tax charge of approximately $27,500 related to the impairment of contract land deposits. For the year ended December 31, 2021, we recognized a net pre-tax recovery of approximately $22,100 of contract land deposits previously determined to be unrecoverable. For the year ended December 31, 2020, we incurred a net pre-tax charge of approximately $25,600 related to the impairment of contract land deposits. The contract land deposit assets on the accompanying consolidated balance sheets are shown net of the allowance for losses of $57,060 and $30,041 at December 31, 2022 and 2021, respectively.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Mortgage Repurchase Reserve, Mortgage Loans Held for Sale and Derivatives and Hedging Activities
We originate several different loan products to our customers to finance the purchase of a home through our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). NVRM sells almost all of the loans it originates into the secondary market on a servicing released basis, typically within 30 days from closing. All of the loans that NVRM originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by Fannie Mae (“FNMA”), Ginnie Mae (“GNMA”), Freddie Mac ("FHLMC"), the Department of Veterans Affairs (“VA”) and the Federal Housing Administration (“FHA”). Insofar as NVRM underwrites its originated loans to those standards, NVRM bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where repurchases or early payment defaults occur. NVRM employs a quality control department to ensure that its underwriting controls are effectively operating, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. NVRM maintains a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that NVRM has originated and sold. The reserve is calculated based on an analysis of historical experience and exposure (see Note 16 herein for further information).
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sale contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives, and, accordingly, are marked to fair value through earnings. At December 31, 2022, there were contractual commitments to extend credit to borrowers aggregating $1,607,055, and open forward delivery sale contracts aggregating $1,752,852, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 15 herein for a description of the Company’s fair value accounting).
Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Weighted average number of shares outstanding used to calculate basic EPS	3,285,562	3,580,800	3,691,987
Dilutive securities:
Stock options and restricted share units	222,962	278,112	224,674
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,508,524	3,858,912	3,916,661

The assumed proceeds used in the treasury method for calculating our diluted earnings per share includes the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services not yet recognized.
The following stock options issued under equity incentive plans were outstanding during the years ended December 31, 2022, 2021 and 2020, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2022	2021	2020
Anti-dilutive securities	194,884	23,062	31,210

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Revenues – Homebuilding Operations
We build single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis. Revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, consisting of deposits received from customers on homes not settled, were $313,804 and $417,463 as of December 31, 2022 and 2021, respectively. Substantially all customer deposits are recognized in revenue within twelve months of being received from customers. Our contract assets, consisting of prepaid sales compensation, totaled approximately $15,300 and $25,200, as of December 31, 2022 and 2021, respectively. These amounts are included in homebuilding “Other assets” on the accompanying consolidated balance sheets.
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
Comprehensive Income
For the years ended December 31, 2022, 2021 and 2020, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

2.    Segment Information, Nature of Operations, and Certain Concentrations
Our homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. The Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-five metropolitan areas located in Maryland, Virginia, Washington, D.C., Delaware, West Virginia, Pennsylvania, Ohio, New York, New Jersey, Indiana, Illinois, North Carolina, South Carolina, Georgia, Florida and Tennessee.  The NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area. We derived approximately 21% of our 2022 homebuilding revenues from the Washington, D.C. metropolitan area.
Our mortgage banking segment is a regional mortgage banking operation. Substantially all of our loan closing activity is for our homebuilding customers. Our mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, and title fees. A substantial portion of our mortgage operations is conducted in the Washington, D.C. metropolitan area.
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
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before tax include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest income and expense. Our overhead functions, such as accounting, treasury and human resources are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense primarily consists of interest charges on our 3.00% Senior Notes due 2030 (the “Senior Notes”), which are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following tables present certain segment financial data, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Homebuilding Mid Atlantic	$4,766,329	$4,049,871	$3,668,542
Homebuilding North East	892,543	767,828	538,772
Homebuilding Mid East	2,147,262	1,891,729	1,524,667
Homebuilding South East	2,520,636	1,992,265	1,596,908
Mortgage Banking	199,664	249,332	208,034
Consolidated revenues	$10,526,434	$8,951,025	$7,536,923

	Year Ended December 31,
	2022	2021	2020
Profit before taxes:
Homebuilding Mid Atlantic	$994,027	$734,941	$437,849
Homebuilding North East	157,333	105,432	50,677
Homebuilding Mid East	343,236	271,756	168,605
Homebuilding South East	577,030	329,982	205,029
Mortgage Banking	125,756	176,251	143,319
Total segment profit	2,197,382	1,618,362	1,005,479
Reconciling items:
Contract land deposit reserve adjustment (1)	(27,300)	22,163	(24,633)
Equity-based compensation expense (2)	(82,537)	(58,234)	(50,794)
Corporate capital allocation (3)	302,904	252,787	239,233
Unallocated corporate overhead	(129,998)	(139,611)	(114,921)
Consolidation adjustments and other (4)	(1,719)	(56,511)	54,561
Corporate interest income	32,457	2,840	8,464
Corporate interest expense	(37,995)	(51,393)	(39,356)
Reconciling items sub-total	55,812	(27,959)	72,554
Consolidated profit before taxes	$2,253,194	$1,590,403	$1,078,033

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of contract land deposit impairment charges in Note 3.
(2)The increase in equity-based compensation expense in 2022 was primarily attributable to a four year block grant of Options and RSUs in May 2022. See Note 12 for additional discussion of equity-based compensation.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the years presented:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$143,251	$124,316	$124,426
Homebuilding North East	30,623	25,431	22,850
Homebuilding Mid East	51,376	43,686	40,256
Homebuilding South East	77,654	59,354	51,701
Total corporate capital allocation charge	$302,904	$252,787	$239,233

(4)    The consolidation adjustments and other in each period are primarily driven by changes in units under construction as well as significant fluctuations in lumber prices year over year. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. The consolidation adjustment in 2021 was negatively impacted by a higher number of units under construction as of the end of the year compared to the prior year end, resulting in an increase in the reversal of intercompany profits year over year through the consolidation adjustment. In 2022, the consolidation adjustment was favorably impacted by a reduction in the number of units under construction year over year, resulting in a decrease in intercompany profits deferred year over year. This favorable impact was offset by the recognition of previously deferred home package costs that included higher priced lumber.

	As of December 31,
	2022	2021
Assets:
Homebuilding Mid Atlantic	$1,152,564	$1,322,818
Homebuilding North East	250,001	235,048
Homebuilding Mid East	378,833	438,700
Homebuilding South East	697,923	629,198
Mortgage Banking	406,456	371,685
Total segment assets	2,885,777	2,997,449
Reconciling items:
Cash and cash equivalents	2,503,424	2,545,069
Deferred taxes	143,585	132,894
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	71,081	59,010
Finance lease right-of-use assets	13,745	14,578
Contract land deposit reserve	(57,060)	(30,041)
Consolidation adjustments and other	51,053	66,148
Reconciling items sub-total	2,775,196	2,837,026
Consolidated assets	$5,660,973	$5,834,475

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Mortgage Banking	$11,853	$8,725	$8,930
Total segment interest income	11,853	8,725	8,930
Other unallocated interest income	32,458	3,154	8,549
Consolidated interest income	$44,311	$11,879	$17,479

	Year Ended December 31,
	2022	2021	2020
Interest expense:
Homebuilding Mid Atlantic	$143,322	$124,385	$124,486
Homebuilding North East	30,658	25,463	22,859
Homebuilding Mid East	51,384	43,695	40,261
Homebuilding South East	77,685	59,381	51,729
Mortgage Banking	1,384	1,587	1,414
Total segment interest expense	304,433	254,511	240,749
Corporate capital allocation (3)	(302,904)	(252,787)	(239,233)
Senior Notes and other interest	37,995	51,393	39,356
Consolidated interest expense	$39,524	$53,117	$40,872

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization:
Homebuilding Mid Atlantic	$5,923	$6,183	$6,806
Homebuilding North East	1,216	1,628	1,800
Homebuilding Mid East	3,948	4,259	4,969
Homebuilding South East	3,093	3,325	3,636
Mortgage Banking	1,135	1,283	1,534
Total segment depreciation and amortization	15,315	16,678	18,745
Unallocated corporate	2,081	2,785	3,247
Consolidated depreciation and amortization	$17,396	$19,463	$21,992

	Year Ended December 31,
	2022	2021	2020
Expenditures for property and equipment:
Homebuilding Mid Atlantic	$7,033	$7,073	$5,712
Homebuilding North East	1,420	1,062	1,083
Homebuilding Mid East	4,504	4,813	5,041
Homebuilding South East	3,993	4,142	3,818
Mortgage Banking	1,062	401	265
Total segment expenditures for property and equipment	18,012	17,491	15,919
Unallocated corporate	416	384	200
Consolidated expenditures for property and equipment	$18,428	$17,875	$16,119

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
As of December 31, 2022, we controlled approximately 125,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $543,100 and $6,900, respectively. As noted above, our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. During 2022, we incurred pre-tax impairment charges on lot deposits of approximately $27,500 based on current market conditions. Our contract land deposit asset is shown net of a $57,060 and $30,041 impairment reserve at December 31, 2022 and December 31, 2021, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 19,300 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  These properties are controlled with deposits in cash totaling approximately $10,100 as of December 31, 2022, of which approximately $2,500 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Our total risk of loss related to contract land deposits as of December 31, 2022 and 2021 was as follows:

	As of December 31,
	2022	2021
Contract land deposits	$553,140	$527,180
Loss reserve on contract land deposits	(57,060)	(30,041)
Contract land deposits, net	496,080	497,139
Contingent obligations in the form of letters of credit	6,896	10,145
Total risk of loss	$502,976	$507,284

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
At December 31, 2022, we had an aggregate investment totaling approximately $27,200 in five JVs that are expected to produce approximately 5,300 finished lots, of which approximately 4,900 lots were controlled by us and the remaining approximately 400 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $13,000 in one of the JVs at December 31, 2022.
During the fourth quarter of 2022, we recognized an impairment of approximately $1,000 related to one of the JVs. The charge was recorded to homebuilding "Cost of sales" on the accompanying consolidated statements of income. None of the other JVs had any indicators of impairment during 2022.
We determined that we are not the primary beneficiary in four of the JVs because we and the other JV partner either share power or the other JV partner has the controlling financial interest. The aggregate investment in unconsolidated JVs was approximately $27,200 and $20,300 at December 31, 2022 and December 31, 2021, respectively, and is reported in the “Other assets” line item on the accompanying consolidated balance sheets. For the remaining JV, we concluded that we are the primary beneficiary because we have the controlling financial interest in the JV. All activities under the consolidated JV had been completed and as of December 31, 2022, we had no remaining investment in the JV. The JV had remaining balances of $250 in cash and $224 in accrued expenses, which are included in homebuilding "Other assets" and "Accrued expenses and other liabilities," respectively, in the accompanying consolidated balance sheets.
At December 31, 2021, we had an aggregate investment totaling approximately $20,300 in four JVs that were expected to produce approximately 2,300 finished lots, of which approximately 1,900 lots were controlled by us and the remaining approximately 400 lots were either under contract with unrelated parties or not currently under contract. In addition, at December 31, 2021, we had additional funding commitments in the aggregate totaling $2,500 in one of the JVs. During the fourth quarter of 2021, we recognized an impairment of approximately $1,300 related to one of the JVs. The charge was recorded to homebuilding "Cost of sales" on the accompanying consolidated statements of income. None of the other JVs had any indicators of impairment during 2021.

5.    Land Under Development
On a limited basis, we directly acquire raw land parcels already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.
As of December 31, 2022, we owned land with a carrying value of $27,100 that we intend to develop into approximately 1,900 finished lots primarily for use in our homebuilding operations. We also have additional funding commitments of approximately $2,100 under a joint development agreement related to one project, a portion of which we expect will be offset by development credits of approximately $900. None of our land under development projects had any indicators of impairment as of December 31, 2022.
As of December 31, 2021, we directly owned land with a carrying value of $12,147, which was expected to produce approximately 200 finished lots.

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
Our interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Interest capitalized, beginning of year	$593	$1,025	$3,499
Interest incurred	39,626	53,248	41,327
Interest charged to interest expense	(39,524)	(53,117)	(40,872)
Interest charged to cost of sales	(125)	(563)	(2,929)
Interest capitalized, end of year	$570	$593	$1,025

7.    Related Party Transactions
During 2022, we purchased 642 developed lots for approximately $102,125 from Elm Street Development, Inc. (“Elm Street”) at market prices. Elm Street is controlled by William A. Moran, a former non-independent director who retired from our Board effective May 4, 2022. The independent members of our Board of Directors approved these transactions. During 2021 and 2020, we purchased developed lots at market prices from Elm Street for approximately $43,700 and $60,200, respectively.
We also continue to control a parcel of raw land expected to yield approximately 1,400 finished lots through a JV entered into with Elm Street during 2009. We did not make any investments in the JV in 2022, 2021 or 2020.

8.    Property, Plant and Equipment (“PP&E”)

	As of December 31,
	2022	2021
Homebuilding:
Office facilities and other	$40,604	$39,826
Model home furniture and fixtures	35,152	32,384
Production facilities	97,050	87,379
Finance lease right-of-use assets	13,745	14,578
Gross Homebuilding PP&E	186,551	174,167
Less: accumulated depreciation	(128,601)	(117,188)
Net Homebuilding PP&E	$57,950	$56,979

Mortgage Banking:
Office facilities and other	$15,964	$15,090
Less: accumulated depreciation	(12,405)	(11,432)
Net Mortgage Banking PP&E	$3,559	$3,658

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

9.    Debt
During the second quarter of 2022, we redeemed the outstanding $600,000 principal amount of 3.95% Senior Notes due September 15, 2022, at par, plus accrued interest.
As of December 31, 2022, we had the following debt instruments outstanding:
3.00% Senior Notes due 2030 ("2030 Senior Notes")
On May 4, 2020, we issued $600,000 of the 2030 Senior Notes. The 2030 Senior Notes were issued at a discount to yield 3.02% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Senior Notes resulted in aggregate net proceeds of approximately $595,200, after deducting underwriting discount and offering expenses. The 2030 Senior Notes mature on May 15, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. As of December 31, 2022 and 2021, the unamortized discount was $871 and $975, respectively, and unamortized debt issuance costs were $2,664 and $3,025, respectively.
On September 9 and September 17, 2020, we issued an additional $250,000 and $50,000, respectively, of the 2030 Senior Notes (the "2030 Additional Notes" and together with the 2030 Senior Notes , the "Senior Notes"). The 2030 Additional Notes were issued at a premium to yield 2.00% and have been reflected net of the unamortized premium and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Additional Notes resulted in aggregate net proceeds of approximately $323,600, including the underwriting premium, less offering expenses. As of December 31, 2022 and 2021, the 2030 Additional Notes unamortized premium was $19,518 and $21,945, respectively, and unamortized debt issuance costs were $1,095 and $1,243, respectively.
The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes has, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at December 31, 2022.
Credit Agreement
On February 12, 2021, we entered into The Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, BOFA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, and other lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $11,000 was outstanding at December 31, 2022.
Effective December 9, 2022, we entered into the First Amendment to Amended and Restated Credit Agreement (the "Amended Credit Agreement") which primarily replaces LIBOR based borrowing rates with SOFR as defined in the amendment. Borrowings under the Amended Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (a) the Federal Funds Rate plus one-half of one percent, (b) Bank of America’s publicly announced “prime rate,” (c) one percent or (d) Term SOFR plus 100 basis points.
The Amended Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type. Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth; (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Amended Credit Agreement termination date is February 12, 2026. We were in compliance with all covenants under the Amended Credit Agreement at December 31, 2022.  There was no debt outstanding under the Facility at December 31, 2022. The Amended Credit Agreement is filed as Exhibit 10.37 in this Form 10-K. The above summary of the material terms of the Amended Credit Agreement is qualified in its entirety by reference to Exhibit 10.37.
Repurchase Agreement
In July 2022, NVRM entered into The Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer (the "Repurchase Agreement"), which replaced our prior repurchase agreement in its entirety. The Repurchase Agreement provides for loan purchases up to $150,000, subject to certain sub-limits.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Advances under the Repurchase Agreement bear interest at the secured overnight financing rate published by the Board of Governors of the Federal Reserve System ("SOFR") plus the SOFR Margin of 1.70%, per annum, provided that the Pricing Rate shall not be less than 1.70%. The Pricing Rate at December 31, 2022 was 6.06%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. Amounts outstanding under the Repurchase Agreement are collateralized by our mortgage loans held for sale. At December 31, 2022, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. As of both December 31, 2022 and 2021, there was no debt outstanding under the Repurchase Agreement. The Repurchase Agreement expires on July 19, 2023.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. NVRM was in compliance with all covenants under the Repurchase Agreement at December 31, 2022.

10.    Common Stock
There were 3,218,933 and 3,447,441 common shares outstanding at December 31, 2022 and 2021, respectively. We made the following share repurchases during the years indicated:

	Year Ended December 31,
	2022	2021	2020
Aggregate purchase price	$1,500,358	$1,538,019	$371,078
Number of shares repurchased	323,652	322,038	96,346

We issue shares from the treasury account for all equity plan activity. We issued 95,069, 74,027 and 159,151 such shares during 2022, 2021 and 2020, respectively.

11.    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$412,036	$272,971	$151,532
State	126,686	80,650	42,769
Deferred:
Federal	(6,753)	873	(13,289)
State	(4,350)	(810)	(4,227)
Income tax expense	$527,619	$353,684	$176,785

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Deferred income taxes on our consolidated balance sheets were comprised of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Other accrued expenses and contract land deposit reserve	$73,555	$64,123
Deferred compensation	4,728	4,682
Equity-based compensation expense	47,605	46,020
Inventory	13,981	13,014
Unrecognized tax benefit	8,849	10,634
Other	11,364	9,876
Total deferred tax assets	160,082	148,349
Less: Deferred tax liabilities	8,505	7,874
Net deferred tax asset	$151,577	$140,475
Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.
Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $1,997,100 for the year ended December 31, 2022, and was $1,348,600 for the year ended December 31, 2021.
A reconciliation of income taxes computed at the federal statutory rate (21% in 2022, 2021, and 2020) to income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
Income taxes computed at the federal statutory rate	$473,171	$333,985	$226,387
State income taxes, net of federal income tax benefit (1)	105,867	72,082	47,469
Excess tax benefits from equity-based compensation	(50,324)	(48,369)	(92,234)
Other, net (2)	(1,095)	(4,014)	(4,837)
Income tax expense	$527,619	$353,684	$176,785
(1)Excludes state excess tax benefits from equity-based compensation included in the line below.
(2)Primarily attributable to tax benefits from certain energy credits for the years ended December 31, 2022, 2021 and 2020.
Our effective tax rate in 2022, 2021 and 2020 was 23.42%, 22.24% and 16.40%, respectively.
We file a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where we maintain operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$33,490	$36,817
Additions based on tax positions related to the current year	1,326	3,436
Reductions for tax positions of prior years	(5,290)	(6,763)
Settlements	—	—
Balance at end of year	$29,526	$33,490

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $23,326 as of December 31, 2022.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We recognize interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2022, 2021, and 2020, we recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $3,662, $1,455 and $420, respectively. As of December 31, 2022 and 2021, we had a total of $10,186 and $13,849, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets.
We believe that within the next 12 months, it is reasonably possible that the unrecognized tax benefits, excluding interest, as of December 31, 2022 will be reduced by approximately $3,720 due to statute expiration and effectively settled positions in various state jurisdictions.

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
The following table provides a summary of each of our equity-based compensation plans with grants outstanding at December 31, 2022. Each of the following plans was approved by our shareholders:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
2010 Equity Incentive Plan (1)	700,000	40,677	—
2014 Equity Incentive Plan (2)	950,000	415,281	140
2018 Equity Incentive Plan (3)	275,000	167,916	86,584

(1)The 2010 Equity Incentive Plan (the “2010 Plan”) authorizes us to issue Options and RSUs. There were 29,047 Options and 11,630 RSUs outstanding as of December 31, 2022. Shares can no longer be granted from this plan.

(2)The 2014 Equity Incentive Plan (the “2014 Plan”) authorizes us to issue Options only.

(3)The 2018 Equity Incentive Plan (the "2018 Plan") authorizes us to issue Options and RSUs. Of the 275,000 aggregate shares authorized to issue, all may be granted in the form of Options and up to 40,000 may be granted in the form of RSUs. There were 146,226 Options and 21,690 RSUs outstanding as of December 31, 2022. Of the 86,584 shares available to issue, 18,310 may be granted in the form of RSUs.
During the second quarter of 2022, we issued 165,456 Options and 16,864 RSUs in a block grant to key management employees and Directors. Block grants are generally made once every four years. Option and RSU grants for the twelve month period ended December 31, 2022 totaled 177,486 and 18,408, respectively, and were granted under the 2014 Plan and the 2018 Plan as follows:

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Options Granted	2014 Plan	2018 Plan
Options - service-only (1)	57,635	33,691
Options - performance-based (2)	57,635	28,525
Total Options Granted	115,270	62,216
RSUs Granted
RSUs - service-only (3)	—	9,227
RSUs - performance-based (4)	—	9,181
Total RSUs Granted	—	18,408

1.Of the 91,326 service-only Options granted, 69,361 Options will vest in 25% increments on December 31, 2024, 2025, 2026, and 2027; 16,415 Options will vest in 50% increments on December 31, 2026 and 2027; 3,100 Options will vest in 25% increments on December 31, 2025, 2026, 2027, and 2028; 2,210 Options will vest in 50% increments on December 31, 2024 and 2025; and the remaining 240 Options will vest in 50% increments on December 31, 2027 and 2028. Vesting for the Options is contingent solely upon continued employment or continued service as a Director.

2.Of the 86,160 performance-based Options granted, 64,195 will vest in 25% increments on December 31, 2024, 2025, 2026, and 2027; 16,415 Options will vest in 50% increments on December 31, 2026 and 2027; 3,100 Options will vest in 25% increments on December 31, 2025, 2026, 2027, and 2028; 2,210 Options will vest in 50% increments on December 31, 2024 and 2025; and the remaining 240 Options will vest in 50% increments on December 31, 2027 and 2028. Vesting for the performance-based Options is contingent upon both continued employment and the Company's return on capital performance during the three year periods beginning either 2022 or 2023.

3.Of the 9,227 service-only RSUs granted, 5,261 will vest in 50% increments on December 31, 2024 and 2025; 3,168 will vest in 25% increments on December 31, 2024, 2025, 2026, and 2027; 596 will vest in 50% increments on December 31, 2026 and 2027; 123 will vest in 25% increments on December 31, 2025, 2026, 2027 and 2028; and the remaining 79 will vest in 50% increments on December 31, 2025 and 2026. Vesting for the RSUs is contingent solely upon continued employment.

4.Of the 9,181 performance-based RSUs granted, 5,215 will vest in 50% increments on December 31, 2024 and 2025; 3,168 will vest in 25% increments on December 31, 2024, 2025, 2026, and 2027; 596 will vest in 50% increments on December 31, 2026 and 2027; 123 will vest in 25% increments on December 31, 2025, 2026, 2027 and 2028; and the remaining 79 will vest in 50% increments on December 31, 2025 and 2026. Vesting for the performance-based RSUs is contingent upon both continued employment and the Company's return on capital performance during the three year periods beginning either 2022 or 2023.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table provides additional information relative to our equity-based compensation plans for the year ended December 31, 2022:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2021	534,695	$2,424.62
Granted	177,486	4,478.88
Exercised	(95,069)	2,068.60
Forfeited	(26,558)	3,283.34
Outstanding at December 31, 2022	590,554	$3,060.71	5.9	$917,424
Exercisable at December 31, 2022	317,019	$2,201.66	3.8	$764,250

RSUs
Outstanding at December 31, 2021	16,564
Granted	18,408
Vested	—
Forfeited	(1,652)
Outstanding at December 31, 2022	33,320			$153,691
Vested, but not issued at December 31, 2022	5,756			$26,550

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
The fair value of the Options granted during 2022, 2021 and 2020 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2022	2021	2020
Estimated option life (years)	5.61	5.31	5.36
Risk free interest rate (range)	1.17%-4.36%	0.30%-1.55%	0.22%-1.94%
Expected volatility (range)	24.93%-30.89%	24.46%-30.80%	18.78%-32.48%
Expected dividend rate	—%	—%	—%
Weighted average grant-date fair value per share of options granted	$1,437.93	$1,235.91	$737.19

The weighted average grant date fair value per share of $4,502.61 for the RSUs was the closing price of our common stock on the day immediately preceding the date of grant.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. In 2022, 2021 and 2020, we recognized $82,537, $58,234, and $50,794 in equity-based compensation costs, respectively, and approximately $16,700, $12,000, and $10,500 in tax benefit related to equity-based compensation costs, respectively.
As of December 31, 2022, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $356,500. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2028. The weighted-average period over which the unrecognized compensation cost will be recorded is equal to approximately 2.6 years.
We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2022, 2021 and 2020, we issued 95,069, 74,027 and 159,151 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2022	2021	2020
Aggregate exercise proceeds	$196,717	$142,370	$180,866
Aggregate intrinsic value on exercise dates	$234,732	$219,219	$432,772

Profit Sharing Plans
We have a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by our Board of Directors. The combined plan contribution for the years ended December 31, 2022, 2021 and 2020 was approximately $26,500, $24,700 and $22,500, respectively. We purchased approximately 5,100 and 4,500 shares of our common stock in the open market for the 2022 and 2021 plan year contributions to the ESOP. As of December 31, 2022, all shares held by the ESOP had been allocated to participants’ accounts. The 2022 plan year contribution was funded and fully allocated to participants in February 2023.
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
The rabbi trust account held 106,697 shares of NVR common stock as of both December 31, 2022 and 2021. Shares held by the Deferred Comp Plans are treated as outstanding shares in our earnings per share calculation for each of the years ended December 31, 2022, 2021 and 2020.

13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have entered into finance leases for one of our production facilities and certain plant equipment. Our leases have remaining lease terms of up to 17.7 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the lease. See Note 1 herein for additional information regarding leases.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Lease expense
Operating lease expense	$34,467	$31,923	$31,704
Finance lease expense:
Amortization of ROU assets	1,916	1,798	1,313
Interest on lease liabilities	417	429	281
Short-term lease expense	27,584	24,012	24,361
Total lease expense	$64,384	$58,162	$57,659

Other information related to leases was as follows:

	Year Ended December 31,
	2022	2021
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,837	$27,849
Operating cash flows from finance leases	$417	$429
Financing cash flows from finance leases	$1,495	$1,363

ROU assets obtained in exchange for lease obligations:
Operating leases	$44,782	$26,781
Finance leases	$1,083	$603

Weighted-average remaining lease term (in years):
Operating leases	6.0	6.3
Finance leases	10.8	11.7

Weighted-average discount rate:
Operating leases	3.6%	3.0%
Finance leases	2.9%	2.8%

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We are committed under multiple non-cancelable operating and finance leases involving office space, model homes, production facilities, automobiles and equipment. Future lease payments under these operating and finance leases as of December 31, 2022 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023	$33,453	$2,025
2024	21,812	2,030
2025	16,074	2,035
2026	11,146	2,983
2027	7,429	1,410
Thereafter	21,140	7,227
Total lease payments	111,054	17,710
Less:
Imputed interest	10,806	2,707
Short-term lease payments	7,462	—
Total lease liability	$92,786	$15,003

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
Contract Land Deposits
We generally do not engage in land development. Instead, we typically acquire finished building lots from various third party land developers under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the agreement. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. At December 31, 2022, assuming that contractual development milestones are met and we exercise our option, we expect to place additional forfeitable deposits with land developers under existing LPAs of approximately $348,300. Additionally, as of December 31, 2022, we had funding commitments totaling approximately $2,100 under a joint development agreement related to our land under development, a portion of which we expect will be offset by development credits of approximately $900.
Bonds and Letters of Credit
During the ordinary course of operating the homebuilding and mortgage banking businesses, we are required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $34,000 of contingent obligations under such agreements, including approximately $12,300 for letters of credit issued under the Credit Agreement as of December 31, 2022. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Warranty Reserve
The following table reflects the changes in our warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2022	2021	2020
Warranty reserve, beginning of year	$134,859	$119,638	$108,053
Provision	96,577	94,605	75,288
Payments	(87,430)	(79,384)	(63,703)
Warranty reserve, end of year	$144,006	$134,859	$119,638

15.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The following table presents the estimated fair values and carrying values of our Senior Notes as of December 31, 2022 and December 31, 2021. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy.

	As of December 31,
	2022	2021
Estimated Fair Values:
3.95% Senior Notes due 2022	$—	$610,452
3.00% Senior Notes due 2030	788,166	942,192
Total	$788,166	$1,552,644
Carrying Values:
3.95% Senior Notes due 2022	$—	$599,553
3.00% Senior Notes due 2030	914,888	916,702
Total	$914,888	$1,516,255

Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consists primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVRM enters into contractual commitments to extend credit to buyers of single-family homes with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. At December 31, 2022, there were contractual commitments to extend credit to borrowers aggregating $1,607,055 and open forward delivery contracts aggregating $1,752,852, which hedge both the rate lock loan commitments and closed loans held for sale.

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
The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. NVRM sells almost all of its loans on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. NVRM assumes a fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience.
The fair value of NVRM’s forward sales contracts to investors solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of December 31, 2022, the fair value of loans held for sale of $316,806 included on the accompanying consolidated balance sheets was decreased by $2,675 from the aggregate principal balance of $319,481. As of December 31, 2021, the fair value of loans held for sale of $302,192 was increased by $4,296 from the aggregate principal balance of $297,896.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	As of December 31,
	2022	2021
Rate lock commitments:
Gross assets	$32,246	$15,949
Gross liabilities	20,946	1,790
Net rate lock commitments	$11,300	$14,159
Forward sales contracts:
Gross assets	$4,843	$708
Gross liabilities	20,903	926
Net forward sales contracts	$(16,060)	$(218)

As of December 31, 2022 and 2021, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities" on the accompanying consolidated balance sheets.
The fair value measurement as of December 31, 2022 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$1,607,055	$2,213	$(12,034)	$21,121	$—	$11,300
Forward sales contracts	$1,752,852	—	—	—	(16,060)	(16,060)
Mortgages held for sale	$319,481	162	(7,483)	4,646	—	(2,675)
Total fair value measurement		$2,375	$(19,517)	$25,767	$(16,060)	$(7,435)

The total fair value measurement as of December 31, 2021 was $18,237. NVRM recorded a fair value adjustment to expense of $25,673 for the year ended December 31, 2022, a fair value adjustment to income of $2,654 for the year ended December 31, 2021,

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

and a fair value adjustment to expense of $1,472 for the year ended December 31, 2020.  Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

16.    Mortgage Repurchase Reserve
During the years ended December 31, 2022, 2021 and 2020, we recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $2,500, $2,600 and $3,200, respectively. Included in NVRM’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage repurchase reserve equal to approximately $21,800 and $21,400 at December 31, 2022 and 2021, respectively.