Form 10-Q
period 2023-03-31
NVR INC
filed 2023-05-02
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023 there were 3,246,946 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Homebuilding:
Cash and cash equivalents	$2,786,503	$2,503,424
Restricted cash	47,995	48,455
Receivables	23,307	20,842
Inventory:
Lots and housing units, covered under sales agreements with customers	1,630,861	1,554,955
Unsold lots and housing units	181,900	181,952
Land under development	28,814	27,100
Building materials and other	23,967	24,268
	1,865,542	1,788,275

Contract land deposits, net	501,667	496,080
Property, plant and equipment, net	56,533	57,950
Operating lease right-of-use assets	71,593	71,081
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	237,032	219,483
	5,631,752	5,247,170
Mortgage Banking:
Cash and cash equivalents	14,259	19,415
Restricted cash	9,836	2,974
Mortgage loans held for sale, net	319,248	316,806
Property and equipment, net	3,347	3,559
Operating lease right-of-use assets	21,714	16,011
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	68,402	47,691
	444,153	413,803
Total assets	$6,075,905	$5,660,973

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$353,141	$334,016
Accrued expenses and other liabilities	459,335	437,234
Customer deposits	335,230	313,804
Operating lease liabilities	76,547	75,818
Senior notes	914,427	914,888
	2,138,680	2,075,760
Mortgage Banking:
Accounts payable and other liabilities	68,969	61,396
Operating lease liabilities	22,910	16,968
	91,879	78,364
Total liabilities	2,230,559	2,154,124

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2023 and December 31, 2022	206	206
Additional paid-in capital	2,676,641	2,600,014
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both March 31, 2023 and December 31, 2022	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	12,117,766	11,773,414
Less treasury stock at cost – 17,313,580 and 17,336,397 shares as of March 31, 2023 and December 31, 2022, respectively	(10,949,267)	(10,866,785)
Total shareholders' equity	3,845,346	3,506,849
Total liabilities and shareholders' equity	$6,075,905	$5,660,973

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Homebuilding:
Revenues	$2,131,333	$2,309,227
Other income	32,946	1,339
Cost of sales	(1,607,910)	(1,651,365)
Selling, general and administrative	(143,618)	(129,510)
Operating income	412,751	529,691
Interest expense	(7,001)	(12,804)
Homebuilding income	405,750	516,887

Mortgage Banking:
Mortgage banking fees	46,944	69,182
Interest income	3,018	2,074
Other income	989	1,072
General and administrative	(22,634)	(22,908)
Interest expense	(257)	(362)
Mortgage banking income	28,060	49,058

Income before taxes	433,810	565,945
Income tax expense	(89,458)	(139,845)

Net income	$344,352	$426,100

Basic earnings per share	$106.31	$125.87

Diluted earnings per share	$99.89	$116.56

Basic weighted average shares outstanding	3,239	3,385

Diluted weighted average shares outstanding	3,447	3,656

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$344,352	$426,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,188	4,460
Equity-based compensation expense	22,277	11,668
Contract land deposit recoveries, net	(3,072)	(5,924)
Gain on sale of loans, net	(37,268)	(57,978)
Mortgage loans closed	(1,237,589)	(1,484,771)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,238,337	1,511,850
Distribution of earnings from unconsolidated joint ventures	1,000	2,000
Net change in assets and liabilities:
Increase in inventory	(77,267)	(246,273)
Increase in contract land deposits	(2,515)	(8,979)
Decrease (increase) in receivables	9,801	(13,782)
Increase in accounts payable and accrued expenses	50,607	127,083
Increase in customer deposits	21,426	35,715
Other, net	(18,755)	8,157
Net cash provided by operating activities	315,522	309,326

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(565)	(472)
Distribution of capital from unconsolidated joint ventures	180	—
Purchase of property, plant and equipment	(2,714)	(4,056)
Proceeds from the sale of property, plant and equipment	184	210
Net cash used in investing activities	(2,915)	(4,318)

Cash flows from financing activities:
Purchase of treasury stock	(110,048)	(748,788)
Principal payments on finance lease liabilities	(400)	(356)
Proceeds from the exercise of stock options	81,916	34,241
Net cash used in financing activities	(28,532)	(714,903)

Net increase (decrease) in cash, restricted cash, and cash equivalents	284,075	(409,895)
Cash, restricted cash, and cash equivalents, beginning of the period	2,574,518	2,636,984

Cash, restricted cash, and cash equivalents, end of the period	$2,858,593	$2,227,089

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$859	$12,521
Income taxes paid during the period, net of refunds	$5,423	$2,536

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR”, the “Company”, "we", "us" or "our") and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three months ended March 31, 2023 and 2022, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $335,230 and $313,804 as of March 31, 2023 and December 31, 2022, respectively. We expect that substantially all of the customer deposits held at December 31, 2022 will be recognized in revenue in 2023. Our contract assets consist of prepaid sales compensation and totaled approximately $17,500 and $15,300, as of March 31, 2023 and December 31, 2022, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
As of March 31, 2023, we controlled approximately 123,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $543,900 and $7,900, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three months ended March 31, 2023 and 2022, we recorded a net expense reversal of approximately $3,100 and $5,900, respectively, primarily related to previously impaired lot deposits based on market conditions. Our contract land deposit asset is shown net of a $53,469 and $57,060 impairment reserve at March 31, 2023 and December 31, 2022, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 19,400 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash totaling approximately $11,300 as of March 31, 2023, of which approximately $4,200 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of March 31, 2023 and December 31, 2022, our total risk of loss was as follows:

	March 31, 2023	December 31, 2022
Contract land deposits	$555,136	$553,140
Loss reserve on contract land deposits	(53,469)	(57,060)
Contract land deposits, net	501,667	496,080
Contingent obligations in the form of letters of credit	7,929	6,896
Total risk of loss	$509,596	$502,976

3.    Joint Ventures
On a limited basis, we obtain finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that we are a non-controlling member and are at risk only for the amount we have invested, or have committed to invest, in addition to any deposits placed under LPAs with the joint venture. We are not a borrower, guarantor or obligor on any debt of the JVs, as applicable. We enter into LPAs to purchase lots from these JVs, and as a result have a variable interest in these JVs. We determined that we are not the primary beneficiary in any of the JVs because we and the other JV partner either share power or the other JV partner has the controlling financial interest.
At March 31, 2023, we had an aggregate investment totaling approximately $26,800 in four JVs that are expected to produce approximately 5,300 finished lots, of which approximately 4,900 lots were controlled by us and the remaining approximately 400 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $12,400 to one of the JVs at March 31, 2023. At December 31, 2022, our aggregate investment in JVs totaled approximately $27,200. Investments in JVs for the respective periods are reported in the homebuilding “Other assets” line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of March 31, 2023.
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
As of March 31, 2023, we owned land with a carrying value of $28,814 that we intend to develop into approximately 1,900 finished lots. We have additional funding commitments of approximately $1,900 under a joint development agreement related to one project, a portion of which we expect will be offset by development credits of approximately $900. As of December 31, 2022, the carrying value of land under development was $27,100. None of our land under development projects had any indicators of impairment as of March 31, 2023.
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
The following table reflects the changes in our capitalized interest during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Interest capitalized, beginning of period	$570	$593
Interest incurred	7,004	13,254
Interest charged to interest expense	(7,258)	(13,166)
Interest charged to cost of sales	(111)	(41)
Interest capitalized, end of period	$205	$640

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Weighted average number of shares outstanding used to calculate basic EPS	3,239,263	3,385,259
Dilutive securities:
Stock options and restricted share units	208,211	270,258
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,447,474	3,655,517
The following non-qualified stock options ("Options") and restricted share units ("RSUs") issued under equity incentive plans were outstanding during the three months ended March 31, 2023 and 2022, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Anti-dilutive securities	184,114	21,032

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended March 31, 2023 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2022	$206	$2,600,014	$11,773,414	$(10,866,785)	$(16,710)	$16,710	$3,506,849

Net income	—	—	344,352	—	—	—	344,352
Purchase of common stock for treasury	—	—	—	(110,048)	—	—	(110,048)
Equity-based compensation	—	22,277	—	—	—	—	22,277
Proceeds from Options exercised	—	81,916	—	—	—	—	81,916
Treasury stock issued upon Option exercise and RSU vesting	—	(27,566)	—	27,566	—	—	—
Balance, March 31, 2023	$206	$2,676,641	$12,117,766	$(10,949,267)	$(16,710)	$16,710	$3,845,346

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the three months ended March 31, 2022 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2021	$206	$2,378,191	$10,047,839	$(9,423,858)	$(16,710)	$16,710	$3,002,378

Net income	—	—	426,100	—	—	—	426,100
Purchase of common stock for treasury	—	—	—	(748,788)	—	—	(748,788)
Equity-based compensation	—	11,668	—	—	—	—	11,668
Proceeds from Options exercised	—	34,241	—	—	—	—	34,241
Treasury stock issued upon Option exercise and RSU vesting	—	(7,440)	—	7,440	—	—	—
Balance, March 31, 2022	$206	$2,416,660	$10,473,939	$(10,165,206)	$(16,710)	$16,710	$2,725,599

We repurchased 21,174 and 146,054 shares of our outstanding common stock during the three months ended March 31, 2023 and 2022, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 43,941 and 13,323 shares from the treasury account during the three months ended March 31, 2023 and 2022, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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
The following table reflects the changes in our Warranty Reserve during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Warranty reserve, beginning of period	$144,006	$134,859
Provision	21,270	17,967
Payments	(20,845)	(17,485)
Warranty reserve, end of period	$144,431	$135,341

9.    Segment Disclosures
We disclose four homebuilding reportable segments that aggregate geographically our homebuilding operating segments, and we present our mortgage banking operations as one reportable segment. The homebuilding

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
reportable segments are comprised of operating divisions in the following geographic areas:

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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2023	2022
Revenues:
Homebuilding Mid Atlantic	$941,148	$1,141,708
Homebuilding North East	183,430	175,551
Homebuilding Mid East	402,397	461,405
Homebuilding South East	604,358	530,563
Mortgage Banking	46,944	69,182
Total consolidated revenues	$2,178,277	$2,378,409

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Income before taxes:
Homebuilding Mid Atlantic	$159,038	$249,781
Homebuilding North East	32,060	25,928
Homebuilding Mid East	56,468	71,183
Homebuilding South East	125,409	113,454
Mortgage Banking	29,427	50,106
Total segment profit before taxes	402,402	510,452
Reconciling items:
Contract land deposit reserve adjustment (1)	3,591	5,926
Equity-based compensation expense (2)	(22,277)	(11,668)
Corporate capital allocation (3)	69,074	69,744
Unallocated corporate overhead	(45,965)	(45,261)
Consolidation adjustments and other (4)	4,000	48,760
Corporate interest expense	(6,954)	(12,755)
Corporate interest income	29,939	747
Reconciling items sub-total	31,408	55,493
Consolidated income before taxes	$433,810	$565,945

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The increase in equity-based compensation expense for the three-month period ended March 31, 2023 was primarily attributable to the issuance of a four year block grant of Options and RSUs in the second quarter of 2022.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$33,179	$34,087
Homebuilding North East	7,325	7,087
Homebuilding Mid East	9,660	11,417
Homebuilding South East	18,910	17,153
Total	$69,074	$69,744

(4)The consolidation adjustments and other in each period are primarily driven by changes in units under construction as well as significant fluctuations in lumber prices year over year. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. In the first quarter of 2023, the consolidation adjustment was negatively impacted by the recognition of previously deferred home package costs that included higher priced lumber. This impact was offset partially by a reduction in the number of units under construction year over year, resulting in a decrease in intercompany profits deferred, as compared to the first quarter of 2022.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets:
Homebuilding Mid Atlantic	$1,219,228	$1,152,564
Homebuilding North East	277,044	250,001
Homebuilding Mid East	364,849	378,833
Homebuilding South East	689,953	697,923
Mortgage Banking	436,806	406,456
Total segment assets	2,987,880	2,885,777
Reconciling items:
Cash and cash equivalents	2,786,503	2,503,424
Deferred taxes	147,363	143,585
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	71,593	71,081
Finance lease right-of-use assets	13,492	13,745
Contract land deposit reserve	(53,469)	(57,060)
Consolidation adjustments and other	73,175	51,053
Reconciling items sub-total	3,088,025	2,775,196
Consolidated assets	$6,075,905	$5,660,973

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of March 31, 2023 and December 31, 2022 were $787,419 and $788,166, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values at March 31, 2023 and December 31, 2022 were $914,427 and $914,888, respectively. Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM, and some of these commitments include a prepaid float down option. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At March 31, 2023, there were rate lock

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
commitments to extend credit to borrowers aggregating $2,263,642 and open forward delivery contracts aggregating $2,227,677, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of March 31, 2023, the fair value of loans held for sale of $319,248 included on the accompanying condensed consolidated balance sheet was increased by $5,435 from the aggregate principal balance of $313,813. As of December 31, 2022, the fair value of loans held for sale of $316,806 was decreased by $2,675 from the aggregate principal balance of $319,481.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2023	December 31, 2022
Rate lock commitments:
Gross assets	$46,992	$32,246
Gross liabilities	3,499	20,946
Net rate lock commitments	$43,493	$11,300
Forward sales contracts:
Gross assets	$912	$4,843
Gross liabilities	15,087	20,903
Net forward sales contracts	$(14,175)	$(16,060)
As of both March 31, 2023 and December 31, 2022, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The fair value measurement as of March 31, 2023 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$2,263,642	$4,000	$12,007	$27,486	$—	$43,493
Forward sales contracts	$2,227,677	—	—	—	(14,175)	(14,175)
Mortgages held for sale	$313,813	757	554	4,124	—	5,435
Total fair value measurement		$4,757	$12,561	$31,610	$(14,175)	$34,753

The total fair value measurement as of December 31, 2022 was a net loss of $7,435. NVRM recorded fair value adjustments to income of $42,188 and $10,109 for the three months ended March 31, 2023 and March 31, 2022, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income.  The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of March 31, 2023, we had the following debt instruments outstanding:
Senior Notes
As of March 31, 2023, we had Senior Notes with an aggregate principal balance of $900,000. The Senior Notes mature on May 15, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. The Senior Notes were issued in three separate issuances, $600,000 issued at a discount to yield 3.02%, and the two additional issuances totaling $300,000 issued at a premium to yield 2.00%. The Senior Notes have been reflected net of the unamortized discount or premium, as applicable, and the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $13,300 was outstanding at March 31, 2023. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Facility at March 31, 2023.
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
The Repurchase Agreement expires on July 19, 2023. At March 31, 2023, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.

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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain plant equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $13,492 and $14,851, respectively, as of March 31, 2023, and $13,745 and $15,002, respectively, as of December 31, 2022. Our leases have remaining lease terms of up to 17.4 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Lease expense
Operating lease expense	$9,140	$8,101
Finance lease expense:
Amortization of ROU assets	502	464
Interest on lease liabilities	105	104
Short-term lease expense	7,492	6,332
Total lease expense	$17,239	$15,001

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
Other information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,316	$7,169
Operating cash flows from finance leases	105	104
Financing cash flows from finance leases	400	356

ROU assets obtained in exchange for lease obligations:
Operating leases	$13,247	$5,813
Finance leases	$249	$272

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.0	6.0
Finance leases	10.6	10.8

Weighted-average discount rate:
Operating leases	3.8%	3.6%
Finance leases	2.9%	2.9%

14.    Income Taxes
Our effective tax rate for the three months ended March 31, 2023 was 20.6% compared to 24.7% for the three months ended March 31, 2022. The decrease in the effective tax rate quarter over quarter is primarily attributable to recognizing a higher income tax benefit related to excess tax benefits from stock option exercises in the first quarter of 2023. For the three months ended March 31, 2023 and 2022, we recognized $23,245 and $8,446, respectively, in such income tax benefits.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other comparable terminology.  All statements other than of historical facts are forward-looking statements.  Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; the economic impact of a major epidemic or pandemic; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control.  We undertake no obligation to update such forward-looking statements except as required by law.  For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Business Environment and Current Outlook
Demand for new homes in the first quarter of 2023 improved despite continued affordability issues driven by higher mortgage interest rates and higher home prices. New home demand has been favorably impacted by a limited supply of homes in the resale market; however, current market conditions continue to be impacted by affordability, a high rate of inflation, interest rate volatility and the possibility of an economic slowdown. All of these factors have negatively impacted consumer confidence levels which we expect will continue to weigh on demand. We also expect to continue to face cost pressures related to building materials, labor and land costs, as well as pricing pressures, which will impact profit margins based on our ability to manage these costs while balancing sales pace and declining home prices. We have seen an improvement with the supply chain issues experienced in prior periods as overall homebuilding activity has slowed, which we expect will improve our construction cycle times. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
As of March 31, 2023, we controlled approximately 129,900 lots as described below.
Lot Purchase Agreements
We controlled approximately 123,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $543,900 and $7,900, respectively. Included in the number of controlled lots are approximately 11,300 lots for which we have recorded a contract land deposit impairment reserve of approximately $53,500 as of March 31, 2023.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $26,800 in four JVs, expected to produce approximately 5,300 lots. Of the lots to be produced by the JVs, approximately 4,900 lots were controlled by us and approximately 400 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $12,400 to one of the JVs at March 31, 2023.
Land Under Development
We owned land with a carrying value of approximately $28,800 that we intend to develop into approximately 1,900 finished lots.  We had additional funding commitments of approximately $1,900 under a joint development agreement related to one project, a portion of which we expect will be offset by development credits of approximately $900.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.

Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 19,400 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  As of March 31, 2023, these properties are controlled with deposits in cash totaling approximately $11,300, of which approximately $4,200 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the first quarter of 2023 totaled $2,178,277, an 8% decrease from the first quarter of 2022.  Net income for the first quarter ended March 31, 2023 was $344,352, or $99.89 per diluted share, decreases of 19% and 14% when compared to net income and diluted earnings per share in the first quarter of 2022, respectively.  Our homebuilding gross profit margin percentage decreased to 24.6% in the first quarter of 2023 from 28.5% in the first quarter of 2022. New orders, net of cancellations (“New Orders”) decreased by 1% in the first quarter of 2023 compared to the first quarter of 2022 and the average sales price for New Orders in the first quarter of 2023 decreased by 5% to $441.2 compared to the first quarter of 2022.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended March 31,
	2023	2022
Financial Data:
Revenues	$2,131,333	$2,309,227
Cost of sales	$1,607,910	$1,651,365
Gross profit margin percentage	24.6%	28.5%
Selling, general and administrative expenses	$143,618	$129,510
Operating Data:
New orders (units)	5,888	5,927
Average new order price	$441.2	$465.7
Settlements (units)	4,639	5,214
Average settlement price	$459.4	$442.9
Backlog (units)	10,411	13,443
Average backlog price	$460.3	$463.7
New order cancellation rate	13.9%	10.3%

Consolidated Homebuilding - Three Months Ended March 31, 2023 and 2022
Homebuilding revenues decreased 8% in the first quarter of 2023 compared to the same period in 2022, as a result of an 11% decrease in the number of units settled offset partially by a 4% increase in the average settlement price. The decrease in the number of units settled was attributable to a 28% lower backlog unit balance entering 2023 compared to the backlog unit balance entering 2022, offset partially by a higher backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022. The gross profit margin percentage in the first quarter of 2023 decreased to 24.6% from 28.5% in the first quarter of 2022. Gross profit margin was negatively impacted primarily by higher labor and material costs.
The number of New Orders and the average sales price of New Orders decreased 1% and 5%, respectively, in the first quarter of 2023 compared to the first quarter of 2022.  Both New Orders and the average sales price were negatively impacted by more difficult market conditions attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
Selling, general and administrative (“SG&A”) expense in the first quarter of 2023 increased by approximately $14,100 compared to the first quarter of 2022, and as a percentage of revenue increased to 6.7% from 5.6% quarter over quarter. The increase in SG&A expense was primarily attributable to an increase in equity-based compensation of approximately $9,200 due to the issuance of a four year block grant of Options and RSUs in the second quarter of 2022 and to an increase of approximately $3,200 in selling and marketing costs attributable to current market conditions.
Our backlog represents homes sold but not yet settled with our customers. As of March 31, 2023, our backlog decreased on both a unit and dollar basis by 23% to 10,411 units and $4,792,193 when compared to 13,443 units and $6,232,955, respectively, as of March 31, 2022. The decrease in the number of backlog units was primarily attributable to a 28% lower backlog unit balance entering 2023 compared to the backlog unit balance entering 2022. Backlog dollars were lower primarily due to the decrease in backlog units in 2023.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our first quarter cancellation rate was approximately 14% and 10% for 2023 and 2022, respectively.  During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2023 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from continued supply chain disruptions, we expect to settle substantially all of our March 31, 2023 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve at March 31, 2023 and December 31, 2022 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $7,900 and $6,900 at March 31, 2023 and December 31, 2022, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2023 and 2022.

Selected Segment Financial Data:

	Three Months Ended March 31,
	2023	2022
Revenues:
Mid Atlantic	$941,148	$1,141,708
North East	183,430	175,551
Mid East	402,397	461,405
South East	604,358	530,563

	Three Months Ended March 31,
	2023	2022
Gross profit margin:
Mid Atlantic	$229,262	$318,214
North East	49,089	41,704
Mid East	84,613	101,407
South East	167,462	152,099

	Three Months Ended March 31,
	2023	2022
Gross profit margin percentage:
Mid Atlantic	24.4%	27.9%
North East	26.8%	23.8%
Mid East	21.0%	22.0%
South East	27.7%	28.7%

	Three Months Ended March 31,
	2023	2022
Segment profit:
Mid Atlantic	$159,038	$249,781
North East	32,060	25,928
Mid East	56,468	71,183
South East	125,409	113,454

Operating Activity:

	Three Months Ended March 31,
	2023		2022
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,235	$516.3	2,307	$529.1
North East	442	$573.1	460	$522.9
Mid East	1,317	$384.2	1,534	$398.6
South East	1,894	$361.5	1,626	$422.8
Total	5,888	$441.2	5,927	$465.7

	Three Months Ended March 31,
	2023		2022
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,795	$524.3	2,180	$523.7
North East	363	$505.3	348	$504.5
Mid East	989	$406.8	1,210	$381.3
South East	1,492	$405.1	1,476	$359.5
Total	4,639	$459.4	5,214	$442.9

	As of March 31,
	2023		2022
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,132	$530.6	5,045	$537.0
North East	964	$580.8	1,081	$518.6
Mid East	2,181	$390.1	3,351	$389.2
South East	3,134	$379.3	3,966	$418.3
Total	10,411	$460.3	13,443	$463.7

	Three Months Ended March 31,
	2023	2022
New order cancellation rate:
Mid Atlantic	15.9%	10.2%
North East	12.6%	8.2%
Mid East	13.8%	11.8%
South East	11.7%	9.5%

	Three Months Ended March 31,
	2023	2022
Average active communities:
Mid Atlantic	162	151
North East	37	34
Mid East	113	129
South East	101	90
Total	413	404

Homebuilding Inventory:

	March 31, 2023	December 31, 2022
Sold inventory:
Mid Atlantic	$797,285	$727,501
North East	185,217	156,798
Mid East	263,933	278,034
South East	392,001	413,576
Total (1)	$1,638,436	$1,575,909

	March 31, 2023	December 31, 2022
Unsold lots and housing units inventory:
Mid Atlantic	$113,459	$111,816
North East	23,469	23,013
Mid East	15,635	17,044
South East	29,855	31,791
Total (1)	$182,418	$183,664
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2023	December 31, 2022
Total lots controlled:
Mid Atlantic	46,900	48,200
North East	12,000	11,300
Mid East	21,000	21,800
South East	50,000	50,600
Total	129,900	131,900

	March 31, 2023	December 31, 2022
Contract land deposits, net:
Mid Atlantic	$209,368	$212,273
North East	54,041	54,558
Mid East	43,872	44,813
South East	202,315	191,332
Total	$509,596	$502,976

Mid Atlantic
Three Months Ended March 31, 2023 and 2022
The Mid Atlantic segment had an approximate $90,700, or 36%, decrease in segment profit in the first quarter of 2023 compared to the first quarter of 2022. The decrease in segment profit was driven by a decrease in segment revenues of approximately $200,600, or 18%, coupled with a decrease in gross profit margin. Segment revenues decreased due to an 18% decrease in the number of units settled, primarily attributable to a 25% lower backlog unit balance entering 2023 compared to backlog entering 2022, offset partially by a higher backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage decreased to 24.4% in the first quarter of

2023 from 27.9% in the first quarter of 2022, primarily due to higher labor and certain material costs, offset partially by lower lumber costs.
Segment New Orders and the average sales price of New Orders decreased 3% and 2%, respectively, in the first quarter of 2023 compared to the first quarter of 2022. As discussed above in the Consolidated Homebuilding section, the New Orders and the average sales price of New Orders were negatively impacted by more difficult market conditions attributable to affordability issues.
North East
Three Months Ended March 31, 2023 and 2022
The North East segment had an approximate $6,100, or 24%, increase in segment profit in the first quarter of 2023 compared to the first quarter of 2022, due primarily to an increase in segment revenues of approximately $7,900, or 4%, coupled with an increase in gross profit margins. Segment revenues increased due to a 4% increase in the number of units settled. The increase in the number of units settled was attributable to a higher backlog turnover rate. The segment’s gross profit margin percentage increased to 26.8% in the first quarter of 2023 from 23.8% in the first quarter of 2022. Gross profit margins were favorably impacted by lower lumber prices, offset partially by higher labor and certain other material costs.
Segment New Orders decreased 4% in the first quarter of 2023 compared to the first quarter of 2022, while the average sales price of New Orders increased 10% quarter over quarter. As discussed above in the Consolidated Homebuilding section, New Orders were negatively impacted by more difficult market conditions attributable to affordability issues. The increase in the average sales price of New Orders was attributable to a shift in New Orders to higher priced communities quarter over quarter.
Mid East
Three Months Ended March 31, 2023 and 2022
The Mid East segment had an approximate $14,700, or 21%, decrease in segment profit in the first quarter of 2023 compared to the first quarter of 2022, due primarily to a decrease in segment revenues of approximately $59,000, or 13%, coupled with a decrease in gross profit margin. Segment revenues decreased due to an 18% decrease in settlements, offset partially by a 7% increase in the average settlement price. The decrease in the number of units settled was attributable primarily to a 39% lower backlog balance entering 2023 compared to the backlog entering 2022, offset partially by a higher backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 6% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022. The segment's gross profit margin percentage decreased to 21.0% in the first quarter of 2023 from 22.0% in the first quarter of 2022. Gross profit margins were negatively impacted by higher labor and certain material costs, offset partially by lower lumber prices quarter over quarter.
Segment New Orders and the average sales price of New Orders decreased 14% and 4%, respectively, in the first quarter of 2023 compared to the first quarter of 2022. The decrease in New Orders was primarily attributable to a 12% decrease in average number of active communities quarter over quarter. Additionally, as discussed in the Consolidated Homebuilding section above, New Orders and the average sales price of New Orders were negatively impacted by more difficult market conditions attributable to affordability issues.
South East
Three Months Ended March 31, 2023 and 2022
The South East segment had an approximate $12,000, or 11%, increase in segment profit in the first quarter of 2023 compared to the first quarter of 2022. The increase in segment profit was primarily driven by an increase in segment revenues of approximately $73,800, or 14%, offset partially by a decrease in gross profit margin. The increase in revenues is attributable to a 13% increase in the average settlement price and a 1% increase in the number of units settled quarter over quarter. The increase in the average settlement price was primarily attributable to a 3% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022, coupled with a relative shift in settlements to higher priced markets quarter over quarter. The increase in the number of units settled was attributable to a higher backlog turnover rate. The segment’s gross profit margin percentage decreased to 27.7% in the first quarter of 2023 from 28.7% in the first quarter of 2022. Gross profit margins were negatively impacted by higher labor and certain material costs, offset partially by lower lumber prices quarter over quarter.
Segment New Orders increased 16% in the first quarter of 2023 compared to the first quarter of 2022, while the average sales price of New Orders decreased 15% quarter over quarter. The increase in New Orders was primarily attributable to a 13% increase in average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted by more difficult market conditions attributable to affordability issues.
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

	Three Months Ended March 31,
	2023	2022
Homebuilding consolidated gross profit:
Mid Atlantic	$229,262	$318,214
North East	49,089	41,704
Mid East	84,613	101,407
South East	167,462	152,099
Consolidation adjustments and other	(7,003)	44,438
Homebuilding consolidated gross profit	$523,423	$657,862

	Three Months Ended March 31,
	2023	2022
Homebuilding consolidated income before taxes:
Mid Atlantic	$159,038	$249,781
North East	32,060	25,928
Mid East	56,468	71,183
South East	125,409	113,454
Reconciling items:
Contract land deposit recoveries (1)	3,591	5,926
Equity-based compensation expense (2)	(20,910)	(10,620)
Corporate capital allocation (3)	69,074	69,744
Unallocated corporate overhead	(45,965)	(45,261)
Consolidation adjustments and other (4)	4,000	48,760
Corporate interest expense	(6,954)	(12,755)
Corporate interest income	29,939	747
Reconciling items sub-total	32,775	56,541
Homebuilding consolidated income before taxes	$405,750	$516,887

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The increase in equity-based compensation expense for the three-month period ended March 31, 2023 was primarily attributable to the issuance of a four year block grant of Options and RSUs in the second quarter of 2022.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Corporate capital allocation charge:
Mid Atlantic	$33,179	$34,087
North East	7,325	7,087
Mid East	9,660	11,417
South East	18,910	17,153
Total	$69,074	$69,744

(4)The consolidation adjustments and other in each period are primarily driven by changes in units under construction as well as significant fluctuations in lumber prices year over year. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. In 2023, the consolidation adjustment was negatively impacted by the recognition of previously deferred home package costs that included higher priced lumber. This impact was offset partially by a reduction in the number of units under construction year over year, resulting in a decrease in intercompany profits deferred as compared to the first quarter of 2022.

Mortgage Banking Segment
Three Months Ended March 31, 2023 and 2022
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Loan closing volume:
Total principal	$1,237,283	$1,484,593

Loan volume mix:
Adjustable rate mortgages	4%	6%
Fixed-rate mortgages	96%	94%

Operating profit:
Segment profit	$29,427	$50,106
Equity-based compensation expense	(1,367)	(1,048)
Mortgage banking income before tax	$28,060	$49,058

Capture rate:	83%	86%

Mortgage banking fees:
Net gain on sale of loans	$37,268	$57,978
Title services	9,652	11,176
Servicing fees	24	28
	$46,944	$69,182

Loan closing volume for the three months ended March 31, 2023 decreased by approximately $247,300, or 17%, from the same period in 2022. The decrease in loan closing volume during the three months ended March 31, 2023 was primarily attributable to the 11% decrease in the homebuilding segment's number of units settled and the 3% decrease in the capture rate in the first quarter of 2023 compared to the first quarter of 2022.
Segment profit for the three months ended March 31, 2023 decreased by approximately $20,700, or 41%, from the same period in 2022. This decrease was primarily attributable to a decrease of approximately $22,200, or 32%, in mortgage banking fees, primarily due to a decrease in secondary marketing gains on sales of loans.

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year. However, our typical seasonal New Order and settlement trends have been affected since 2020 by the pandemic and supply chain disruptions.
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2023 was 20.6% compared to 24.7% for the three months ended March 31, 2022. The decrease in the effective tax rate in the first quarter of 2023 is primarily attributable to a higher income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $23,200 and $8,400 for the three months ended March 31, 2023 and March 31, 2022, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of March 31, 2023, we had approximately $2,800,000 in cash and cash equivalents, approximately $287,000 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i)     payments due to service our debt and interest on that debt. Future interest payments on our outstanding senior notes total approximately $199,050, with $27,000 due in within the next twelve months,
(ii)    payment obligations totaling approximately $327,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years, and
(iii)    obligations under operating and finance leases related primarily to office space and our production facilities (see Note 13 of this Form 10-Q for additional discussion of our leases).
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q for further discussion of repurchase activity during the first quarter of 2023. For the quarter ended March 31, 2023, we repurchased 21,174 shares of our common stock at an aggregate purchase price of $110,048. As of March 31, 2023, we had approximately $397,600 available under a Board approved repurchase authorization.

Capital Resources
Senior Notes
As of March 31, 2023, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at March 31, 2023.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $13,300 outstanding at March 31, 2023. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement as of March 31, 2023.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the “Repurchase Agreement”) which provides for aggregate borrowings up to $150,000 and is non-recourse to NVR. The Repurchase Agreement expires on July 19, 2023. At March 31, 2023, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There were no borrowings outstanding under the Repurchase Agreement at March 31, 2023.
There have been no changes in our Credit Agreement or Repurchase Agreement during the three months ended March 31, 2023.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Flows
For the three months ended March 31, 2023, cash, restricted cash, and cash equivalents increased by $284,075. Net cash provided by operating activities was $315,522, due primarily to cash provided by earnings for the three months ended March 31, 2023 and an increase in accounts payable and accrued expenses of $50,607. Additionally, cash was provided by an increase in customer deposits of $21,426, attributable to the increase in our ending backlog. Cash was primarily used to fund the increase in inventory of $77,267, attributable to an increase in units under construction at March 31, 2023 compared to December 31, 2022.
Net cash used in investing activities for the three months ended March 31, 2023 was $2,915. Cash was used primarily for purchases of property, plant and equipment of $2,714.
Net cash used in financing activities was $28,532 for the three months ended March 31, 2023. Cash was used to repurchase 21,174 shares of our common stock at an aggregate purchase price of $110,048 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $81,916.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2023. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share data)
We had two share repurchase authorizations outstanding during the quarter ended March 31, 2023. On May 4, 2022 and August 3, 2022, we publicly announced that our Board of Directors authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, up to an aggregate of $500,000 per authorization.  The repurchase authorizations do not have expiration dates.  We repurchased the following shares of our common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	—	$—	—	$507,685
February 1 - 28, 2023	9,965	$5,104.63	9,965	$456,817
March 1 - 31, 2023	11,209	$5,279.75	11,209	$397,637
Total (1)	21,174	$5,197.33	21,174

(1) Of the 21,174 shares repurchased during the quarter ended March 31, 2023, 1,514 outstanding shares were repurchased under the May authorization, and the remaining 19,660 outstanding shares were repurchased under the August authorization. The May authorization has been fully utilized as of March 31, 2023.

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

NVR, Inc.

Date: May 2, 2023	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer