Form 10-Q
period 2023-06-30
NVR INC
filed 2023-08-02
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023 there were 3,264,331 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Homebuilding:
Cash and cash equivalents	$2,678,709	$2,503,424
Restricted cash	51,392	48,455
Receivables	26,757	20,842
Inventory:
Lots and housing units, covered under sales agreements with customers	1,815,169	1,554,955
Unsold lots and housing units	158,004	181,952
Land under development	24,502	27,100
Building materials and other	22,414	24,268
	2,020,089	1,788,275

Contract land deposits, net	516,709	496,080
Property, plant and equipment, net	57,711	57,950
Operating lease right-of-use assets	73,469	71,081
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	239,086	219,483
	5,705,502	5,247,170
Mortgage Banking:
Cash and cash equivalents	13,873	19,415
Restricted cash	14,083	2,974
Mortgage loans held for sale, net	438,756	316,806
Property and equipment, net	4,704	3,559
Operating lease right-of-use assets	22,814	16,011
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	59,696	47,691
	561,273	413,803
Total assets	$6,266,775	$5,660,973

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$377,558	$334,016
Accrued expenses and other liabilities	291,563	437,234
Customer deposits	368,763	313,804
Operating lease liabilities	78,661	75,818
Senior notes	913,963	914,888
	2,030,508	2,075,760
Mortgage Banking:
Accounts payable and other liabilities	58,667	61,396
Operating lease liabilities	24,337	16,968
	83,004	78,364
Total liabilities	2,113,512	2,154,124

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2023 and December 31, 2022	206	206
Additional paid-in capital	2,747,687	2,600,014
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both June 30, 2023 and December 31, 2022	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	12,521,793	11,773,414
Less treasury stock at cost – 17,294,792 and 17,336,397 shares as of June 30, 2023 and December 31, 2022, respectively	(11,116,423)	(10,866,785)
Total shareholders' equity	4,153,263	3,506,849
Total liabilities and shareholders' equity	$6,266,775	$5,660,973

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Homebuilding:
Revenues	$2,283,769	$2,610,062	$4,415,102	$4,919,289
Other income	34,259	3,896	67,205	5,235
Cost of sales	(1,728,146)	(1,924,727)	(3,336,056)	(3,576,092)
Selling, general and administrative	(148,543)	(132,432)	(292,161)	(261,942)
Operating income	441,339	556,799	854,090	1,086,490
Interest expense	(6,628)	(11,852)	(13,629)	(24,656)
Homebuilding income	434,711	544,947	840,461	1,061,834

Mortgage Banking:
Mortgage banking fees	54,561	48,881	101,505	118,063
Interest income	3,823	2,772	6,841	4,846
Other income	1,102	1,303	2,091	2,375
General and administrative	(22,854)	(23,486)	(45,488)	(46,394)
Interest expense	(167)	(405)	(424)	(767)
Mortgage banking income	36,465	29,065	64,525	78,123

Income before taxes	471,176	574,012	904,986	1,139,957
Income tax expense	(67,149)	(140,698)	(156,607)	(280,543)

Net income	$404,027	$433,314	$748,379	$859,414

Basic earnings per share	$123.84	$131.84	$230.20	$257.65

Diluted earnings per share	$116.54	$123.65	$216.52	$240.05

Basic weighted average shares outstanding	3,263	3,287	3,251	3,336

Diluted weighted average shares outstanding	3,467	3,504	3,456	3,580

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$748,379	$859,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,405	8,991
Equity-based compensation expense	47,436	31,755
Contract land deposit recoveries, net	(9,999)	(6,342)
Gain on sale of loans, net	(81,131)	(94,813)
Mortgage loans closed	(2,620,507)	(3,133,046)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,542,359	3,195,784
Distribution of earnings from unconsolidated joint ventures	2,000	4,000
Net change in assets and liabilities:
Increase in inventory	(231,814)	(431,379)
Increase in contract land deposits	(10,630)	(20,917)
Decrease (increase) in receivables	4,183	(16,394)
(Decrease) increase in accounts payable and accrued expenses	(89,815)	25,716
Increase in customer deposits	54,959	21,656
Other, net	(19,621)	2,781
Net cash provided by operating activities	344,204	447,206

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,224)	(9,222)
Distribution of capital from unconsolidated joint ventures	180	—
Purchase of property, plant and equipment	(11,448)	(8,751)
Proceeds from the sale of property, plant and equipment	2,039	346
Net cash used in investing activities	(10,453)	(17,627)

Cash flows from financing activities:
Purchase of treasury stock	(311,125)	(1,015,703)
Redemption of senior notes	—	(600,000)
Principal payments on finance lease liabilities	(811)	(723)
Proceeds from the exercise of stock options	161,724	113,822
Net cash used in financing activities	(150,212)	(1,502,604)

Net increase (decrease) in cash, restricted cash, and cash equivalents	183,539	(1,073,025)
Cash, restricted cash, and cash equivalents, beginning of the period	2,574,518	2,636,984

Cash, restricted cash, and cash equivalents, end of the period	$2,758,057	$1,563,959

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$14,781	$32,627
Income taxes paid during the period, net of refunds	$262,608	$291,721

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three and six months ended June 30, 2023 and 2022, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $368,763 and $313,804 as of June 30, 2023 and December 31, 2022, respectively. We expect that substantially all of the customer deposits held at December 31, 2022 will be recognized in revenue in 2023. Our contract assets consist of prepaid sales compensation and totaled approximately $22,000 and $15,300, as of June 30, 2023 and December 31, 2022, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
As of June 30, 2023, we controlled approximately 123,900 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $553,300 and $8,200, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three and six months ended June 30, 2023, we recorded a net reversal of approximately $6,900 and $10,000, respectively, related to previously impaired lot deposits based on current market conditions. For the three and six months ended June 30, 2022, we recorded a net reversal of approximately $400 and $6,300, respectively, related to previously impaired lot deposits. Our contract land deposit asset is shown net of a $46,401 and $57,060 impairment reserve at June 30, 2023 and December 31, 2022, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 21,500 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $9,800 and $100, respectively, as of June 30, 2023, of which approximately $2,900 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of June 30, 2023 and December 31, 2022, our total risk of loss was as follows:

	June 30, 2023	December 31, 2022
Contract land deposits	$563,110	$553,140
Loss reserve on contract land deposits	(46,401)	(57,060)
Contract land deposits, net	516,709	496,080
Contingent obligations in the form of letters of credit	8,307	6,896
Total risk of loss	$525,016	$502,976

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
At June 30, 2023, we had an aggregate investment totaling approximately $27,600 in four JVs that are expected to produce approximately 5,250 finished lots, of which approximately 4,900 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $12,000 to one of the JVs at June 30, 2023. At December 31, 2022, our aggregate investment in JV's totaled approximately $27,200. Investments in JVs for the respective periods are reported in the homebuilding "Other assets" line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of June 30, 2023.
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
As of June 30, 2023, we owned land with a carrying value of $24,502 that we intend to develop into approximately 1,600 finished lots. We have additional funding commitments of approximately $1,900 under a joint development agreement related to one project, a portion of which we expect will be offset by development credits of approximately $900. As of December 31, 2022, the carrying value of land under development was $27,100. None of the raw parcels had any indicators of impairment as of June 30, 2023.
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
The following table reflects the changes in our capitalized interest during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest capitalized, beginning of period	$205	$640	$570	$593
Interest incurred	6,822	12,349	13,826	25,603
Interest charged to interest expense	(6,795)	(12,257)	(14,053)	(25,423)
Interest charged to cost of sales	(43)	(52)	(154)	(93)
Interest capitalized, end of period	$189	$680	$189	$680

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average number of shares outstanding used to calculate basic EPS	3,262,529	3,286,574	3,250,960	3,335,644
Dilutive securities:
Stock options and restricted share units	204,407	217,730	205,446	244,445
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,466,936	3,504,304	3,456,406	3,580,089
The following non-qualified stock options ("Options") and restricted stock units ("RSUs") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2023 and 2022, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive securities	14,610	217,662	175,338	189,988

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended June 30, 2023 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2023	$206	$2,676,641	$12,117,766	$(10,949,267)	$(16,710)	$16,710	$3,845,346

Net income	—	—	404,027	—	—	—	404,027
Purchase of common stock for treasury	—	—	—	(201,077)	—	—	(201,077)
Equity-based compensation	—	25,159	—	—	—	—	25,159
Proceeds from Options exercised	—	79,808	—	—	—	—	79,808
Treasury stock issued upon Option exercise	—	(33,921)	—	33,921	—	—	—
Balance, June 30, 2023	$206	$2,747,687	$12,521,793	$(11,116,423)	$(16,710)	$16,710	$4,153,263

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the six months ended June 30, 2023 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2022	$206	$2,600,014	$11,773,414	$(10,866,785)	$(16,710)	$16,710	$3,506,849

Net income	—	—	748,379	—	—	—	748,379
Purchase of common stock for treasury	—	—	—	(311,125)	—	—	(311,125)
Equity-based compensation	—	47,436	—	—	—	—	47,436
Proceeds from Options exercised	—	161,724	—	—	—	—	161,724
Treasury stock issued upon Option exercise and RSU vesting	—	(61,487)	—	61,487	—	—	—
Balance, June 30, 2023	$206	$2,747,687	$12,521,793	$(11,116,423)	$(16,710)	$16,710	$4,153,263

We repurchased 34,827 and 56,001 shares of our outstanding common stock during the three and six months ended June 30, 2023, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 53,615 and 97,556 shares from the treasury account during the three and six months ended June 30, 2023, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table reflects the changes in our Warranty Reserve during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warranty reserve, beginning of period	$144,431	$135,341	$144,006	$134,859
Provision	22,312	24,551	43,582	42,518
Payments	(24,323)	(21,652)	(45,168)	(39,137)
Warranty reserve, end of period	$142,420	$138,240	$142,420	$138,240

9.    Segment Disclosures
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
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Homebuilding Mid Atlantic	$1,058,794	$1,208,312	$1,999,942	$2,350,020
Homebuilding North East	232,926	237,394	416,356	412,945
Homebuilding Mid East	411,682	521,038	814,079	982,442
Homebuilding South East	580,367	643,318	1,184,725	1,173,882
Mortgage Banking	54,561	48,881	101,505	118,063
Total consolidated revenues	$2,338,330	$2,658,943	$4,516,607	$5,037,352

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before taxes:
Homebuilding Mid Atlantic	$195,254	$251,739	$354,292	$501,520
Homebuilding North East	44,932	41,297	76,992	67,225
Homebuilding Mid East	61,756	82,512	118,224	153,695
Homebuilding South East	106,648	150,822	232,058	264,276
Mortgage Banking	37,843	28,800	67,270	78,906
Total segment profit before taxes	446,433	555,170	848,836	1,065,622
Reconciling items:
Contract land deposit reserve adjustment (1)	6,888	419	10,479	6,345
Equity-based compensation expense (2)	(25,159)	(20,087)	(47,436)	(31,755)
Corporate capital allocation (3)	72,617	77,512	141,691	147,256
Unallocated corporate overhead	(46,360)	(32,282)	(92,325)	(77,543)
Consolidation adjustments and other (4)	(9,998)	2,004	(5,999)	50,764
Corporate interest expense	(6,589)	(11,816)	(13,543)	(24,571)
Corporate interest income	33,344	3,092	63,283	3,839
Reconciling items sub-total	24,743	18,842	56,150	74,335
Consolidated income before taxes	$471,176	$574,012	$904,986	$1,139,957

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The increase in equity-based compensation expense for the three and six months ended June 30, 2023 was primarily attributable to a four year block grant of Options and RSUs issued in May 2022.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$35,337	$37,121	$68,516	$71,208
Homebuilding North East	8,272	8,158	15,597	15,245
Homebuilding Mid East	9,819	12,875	19,479	24,292
Homebuilding South East	19,189	19,358	38,099	36,511
Total	$72,617	$77,512	$141,691	$147,256

(4)The consolidation adjustments and other for the three and six month periods of 2023 and 2022 is primarily driven by units under construction as well as significant fluctuations in lumber prices year over year. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. In both the three and six month periods of 2023, the consolidation adjustment was negatively impacted by the recognition of previously deferred home package costs that included significantly higher priced lumber. This impact was offset partially by a reduction in the number of units under construction year over year, resulting in a decrease in intercompany profits deferred, as compared to the three and six month periods of 2022.

	June 30, 2023	December 31, 2022
Assets:
Homebuilding Mid Atlantic	$1,271,377	$1,152,564
Homebuilding North East	317,956	250,001
Homebuilding Mid East	393,767	378,833
Homebuilding South East	752,310	697,923
Mortgage Banking	553,926	406,456
Total segment assets	3,289,336	2,885,777
Reconciling items:
Cash and cash equivalents	2,678,709	2,503,424
Deferred taxes	146,663	143,585
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	73,469	71,081
Finance lease right-of-use assets	13,231	13,745
Contract land deposit reserve	(46,401)	(57,060)
Consolidation adjustments and other	62,400	51,053
Reconciling items sub-total	2,977,439	2,775,196
Consolidated assets	$6,266,775	$5,660,973

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
Financial Instruments
The estimated fair values of our Senior Notes as of June 30, 2023 and December 31, 2022 were $792,540 and $788,166, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values at June 30, 2023 and December 31, 2022 were $913,963 and $914,888, respectively. Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At June 30, 2023, there were rate lock commitments to extend credit to borrowers aggregating $2,618,808 and open forward delivery contracts aggregating $2,780,429, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of June 30, 2023, the fair value of loans held for sale of $438,756 included on the accompanying condensed consolidated balance sheet was increased by $2,486 from the aggregate principal balance of $436,270. As of December 31, 2022, the fair value of loans held for sale of $316,806 was decreased by $2,675 from the aggregate principal balance of $319,481.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2023	December 31, 2022
Rate lock commitments:
Gross assets	$44,034	$32,246
Gross liabilities	24,585	20,946
Net rate lock commitments	$19,449	$11,300
Forward sales contracts:
Gross assets	$14,063	$4,843
Gross liabilities	944	20,903
Net forward sales contracts	$13,119	$(16,060)
As of June 30, 2023, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets," on the accompanying condensed consolidated balance sheets. As of December 31, 2022, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".
The fair value measurement as of June 30, 2023 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$2,618,808	$8,932	$(23,985)	$34,502	$—	$19,449
Forward sales contracts	$2,780,429	—	—	—	13,119	13,119
Mortgages held for sale	$436,270	1,754	(5,715)	6,447	—	2,486
Total fair value measurement		$10,686	$(29,700)	$40,949	$13,119	$35,054

The total fair value measurement as of December 31, 2022 was a net loss of $7,435. NVRM recorded a fair value adjustment to income of $301 and $42,489 for the three and six months ended June 30, 2023, respectively. NVRM recorded a fair value adjustment to expense of $27,540 and $17,430 for the three and six months ended June 30, 2022, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
11.    Debt
As of June 30, 2023, we had the following debt instruments outstanding:
Senior Notes
Our outstanding Senior Notes have an aggregate principal balance of $900,000, mature on May 15, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness. The Senior Notes were issued in three separate issuances, $600,000 issued at a discount to yield 3.02%, and the two additional issuances totaling $300,000 issued at a premium to yield 2.00%. The Senior Notes have been reflected net of the unamortized discount or premium, as applicable, and the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet.
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at June 30, 2023.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $13,700 was outstanding at June 30, 2023. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Facility at June 30, 2023.
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
Effective July 19, 2023, NVRM entered into the First Amendment to Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer (the "Amended MRA"), which extended the term of the Repurchase Agreement through July 17, 2024. All other terms and conditions under the Amended Repurchase Agreement remained materially consistent. At June 30, 2023, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain plant equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $13,231 and $14,690, respectively, as of June 30, 2023, and $13,745 and $15,002, respectively, as of December 31, 2022. Our leases have remaining lease terms of up to 17.2 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$9,475	$8,529	$18,615	$16,630
Finance lease expense:
Amortization of ROU assets	511	473	1,013	937
Interest on lease liabilities	105	103	211	207
Short-term lease expense	7,531	6,491	15,023	12,823
Total lease expense	$17,622	$15,596	$34,862	$30,597

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,420	$6,935	$14,736	$14,104
Operating cash flows from finance leases	105	103	211	207
Financing cash flows from finance leases	411	367	811	723

ROU assets obtained in exchange for lease obligations:
Operating leases	$10,090	$18,073	$23,337	$23,886
Finance leases	$250	$451	$499	$723

			June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases			5.9	6.0
Finance leases			10.4	10.8

Weighted-average discount rate:
Operating leases			4.0%	3.6%
Finance leases			3.0%	2.9%

14.    Income Taxes
Our effective tax rate for the three and six months ended June 30, 2023 was 14.3% and 17.3%, respectively, compared to 24.5% and 24.6% for the three and six months ended June 30, 2022, respectively. The decrease in the effective tax rate in the three and six month periods of 2023 compared to the same periods in 2022 was primarily attributable to a higher income tax benefit recognized for excess tax benefits from stock option exercises, which totaled $55,906 and $79,151 for the three and six months ended June 30, 2023, respectively, and $8,744 and $17,190 for the three and six months ended June 30, 2022, respectively.

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
Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Business Environment and Current Outlook
New home demand in the second quarter of 2023, continued the improving trend from the first quarter. Demand has been favorably impacted by a limited supply of homes in the resale market and improving consumer confidence. Homebuyers have adjusted to the higher mortgage interest rates as the interest rate environment has stabilized, but affordability continues to be a challenge. There remains uncertainty in the market as the Federal Reserve continues to address high inflation rates by raising interest rates, which could lead to an economic slowdown. With the inflationary pressures and higher demand, we expect to continue to face cost pressures related to building materials, labor and land costs, as well as pricing pressures, which will impact profit margins based on our ability to manage these costs while balancing sales pace and pricing. We have seen an improvement in our supply chain which has improved our construction cycle times. We believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.

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
As of June 30, 2023, we controlled approximately 130,400 lots as described below.
Lot Purchase Agreements
We controlled approximately 123,900 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $553,300 and $8,200, respectively. Included in the number of controlled lots are approximately 9,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $46,400 as of June 30, 2023.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $27,600 in four JVs, expected to produce approximately 5,250 lots. Of the lots to be produced by the JVs, approximately 4,900 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $12,000 to one of the JVs at June 30, 2023.
Land Under Development
We owned land with a carrying value of approximately $24,500 that we intend to develop into approximately 1,600 finished lots. We had additional funding commitments of approximately $1,900 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $900.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 21,500 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. As of June 30, 2023, these properties are controlled with deposits in cash and letters of credit totaling approximately $9,800 and $100, respectively, of which approximately $2,900 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the second quarter of 2023 totaled $2,338,330, a 12% decrease from the second quarter of 2022. Net income for the second quarter ended June 30, 2023 was $404,027, or $116.54 per diluted share, decreases of 7% and 6% when compared to net income and diluted earnings per share for the second quarter of 2022, respectively. Our homebuilding gross profit margin percentage decreased to 24.3% in the second quarter of 2023 from 26.3% in the second quarter of 2022. New orders, net of cancellations (“New Orders”) increased by 27% in the second quarter of 2023 compared to the second quarter of 2022. The New Order cancellation rate for the second quarter of 2023 decreased to 10.9% from 14.3% in the same period in 2022. The average sales price for New Orders in the second quarter of 2023 was $447.3, a decrease of 5% compared to the second quarter of 2022.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Financial Data:
Revenues	$2,283,769	$2,610,062	$4,415,102	$4,919,289
Cost of sales	$1,728,146	$1,924,727	$3,336,056	$3,576,092
Gross profit margin percentage	24.3%	26.3%	24.4%	27.3%
Selling, general and administrative expenses	$148,543	$132,432	$292,161	$261,942
Operating Data:
New orders (units)	5,905	4,663	11,793	10,590
Average new order price	$447.3	$471.6	$444.3	$468.3
Settlements (units)	5,085	5,820	9,724	11,034
Average settlement price	$449.0	$448.4	$454.0	$445.8
Backlog (units)			11,231	12,286
Average backlog price			$458.6	$473.9
New order cancellation rate	10.9%	14.3%	12.4%	12.1%

Consolidated Homebuilding - Three Months Ended June 30, 2023 and 2022
Homebuilding revenues decreased 13% in the second quarter of 2023 compared to the same period in 2022, as a result of a 13% decrease in settlements. The average settlement price remained relatively flat quarter over quarter. The decrease in settlements was attributable to a 23% lower backlog unit balance entering the second quarter of 2023 compared to the backlog unit balance entering the second quarter of 2022. Gross profit margin percentage in the second quarter of 2023 decreased to 24.3%, from 26.3% in the second quarter of 2022. Gross profit margin was negatively impacted primarily by higher costs for labor, certain materials, incentives and closing costs, offset partially by lower lumber costs quarter over quarter.
New Orders increased 27%, while the average sales price of New Orders decreased 5% in the second quarter of 2023 compared to the second quarter of 2022. New Orders were favorably impacted by improved demand quarter over quarter attributable to a limited supply of homes in the resale market and improving consumer confidence as mortgage interest rates began to stabilize. In addition, New Orders were positively impacted by a 5% increase in the average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted by pricing pressure attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
Selling, general and administrative (“SG&A”) expense in the second quarter of 2023 increased by approximately $16,100 compared to the second quarter of 2022, and as a percentage of revenue increased to 6.5% from 5.1% quarter over quarter. The increase in SG&A expense was primarily attributable to a $12,400 increase in personnel costs.
Consolidated Homebuilding - Six Months Ended June 30, 2023 and 2022
Homebuilding revenues decreased 10% in the first six months of 2023 compared to the same period in 2022, as a result of a 12% decrease in settlements, partially offset by a 2% increase in the average settlement price. The decrease in the number of units settled was attributable to a 28% lower backlog unit balance entering 2023 compared to the backlog unit balance entering 2022, offset partially by a higher backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022. Gross profit margin percentage in the first six months of 2023 decreased to 24.4%, from 27.3% in the first six months of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, incentives and closing costs, offset partially by lower lumber costs year over year.
New Orders increased 11% while the average sales price of New Orders decreased 5% in the first six months of 2023 compared to the same period in 2022. New Orders were favorably impacted by improved demand in 2023 attributable to a limited supply of homes in the resale market and improving consumer confidence as mortgage interest rates began to stabilize. In addition, New Orders were positively impacted by a 4% increase in the average number of active communities year over year. The average sales price of New Orders was negatively impacted by pricing pressure attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
SG&A expense in the first six months of 2023 increased by approximately $30,200 compared to the same period in 2022, and as a percentage of revenue increased to 6.6% in 2023 from 5.3% in 2022. The increase in SG&A expense was primarily attributable to a $15,300 increase in personnel costs. In addition, SG&A expense was higher due to an increase in equity-based compensation of approximately $12,500 due to the issuance of a four year block grant of Options and RSUs in the second quarter of 2022.
Our backlog represents homes sold but not yet settled with our customers. As of June 30, 2023, our backlog decreased on a unit basis by 9% to 11,231 units and on a dollar basis by 12% to $5,150,347 when compared to 12,286 units and $5,821,745, respectively, as of June 30, 2022. The decrease in the number of backlog units was primarily attributable to a 28% lower backlog unit balance entering 2023 compared to the backlog unit balance entering 2022, offset partially by an 11% increase in New Orders year over year. Backlog dollars were lower primarily due to the decrease in backlog units in 2023, coupled with a 5% decrease in the average sales price of New Orders year over year.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our cancellation rate was approximately 12% both in the first six months of 2023 and

2022. During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2023 or future years. Other than those units that are cancelled, and subject to potential construction delays resulting from continued supply chain disruptions, we expect to settle substantially all of our June 30, 2023 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve at June 30, 2023 and December 31, 2022 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $8,200 and $6,900 at June 30, 2023 and December 31, 2022, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2023 and 2022.
Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Mid Atlantic	$1,058,794	$1,208,312	$1,999,942	$2,350,020
North East	232,926	237,394	416,356	412,945
Mid East	411,682	521,038	814,079	982,442
South East	580,367	643,318	1,184,725	1,173,882

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit margin:
Mid Atlantic	$265,492	$323,986	$494,753	$642,200
North East	63,439	59,162	112,528	100,866
Mid East	90,452	115,849	175,065	217,256
South East	152,011	194,236	319,473	346,335

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit margin percentage:
Mid Atlantic	25.1%	26.8%	24.7%	27.3%
North East	27.2%	24.9%	27.0%	24.4%
Mid East	22.0%	22.2%	21.5%	22.1%
South East	26.2%	30.2%	27.0%	29.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment profit:
Mid Atlantic	$195,254	$251,739	$354,292	$501,520
North East	44,932	41,297	76,992	67,225
Mid East	61,756	82,512	118,224	153,695
South East	106,648	150,822	232,058	264,276
Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,348	$519.2	1,860	$535.1	4,583	$517.8	4,167	$531.8
North East	463	$557.0	441	$503.7	905	$564.9	901	$513.5
Mid East	1,339	$390.3	1,114	$410.5	2,656	$387.3	2,648	$403.6
South East	1,755	$365.7	1,248	$420.0	3,649	$363.5	2,874	$421.6
Total	5,905	$447.3	4,663	$471.6	11,793	$444.3	10,590	$468.3

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,030	$521.3	2,292	$527.1	3,825	$522.7	4,472	$525.5
North East	432	$539.2	472	$503.0	795	$523.7	820	$503.6
Mid East	1,067	$385.7	1,356	$384.2	2,056	$395.9	2,566	$382.8
South East	1,556	$373.0	1,700	$378.4	3,048	$388.7	3,176	$369.6
Total	5,085	$449.0	5,820	$448.4	9,724	$454.0	11,034	$445.8

	As of June 30,
	2023		2022
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,450	$528.8	4,613	$541.1
North East	995	$587.9	1,050	$519.3
Mid East	2,453	$392.1	3,109	$399.0
South East	3,333	$375.1	3,514	$438.2
Total	11,231	$458.6	12,286	$473.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
New order cancellation rate:
Mid Atlantic	10.3%	15.2%	13.1%	12.5%
North East	10.4%	9.8%	11.5%	9.0%
Mid East	11.4%	17.0%	12.6%	14.1%
South East	11.3%	11.7%	11.5%	10.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average active communities:
Mid Atlantic	169	155	166	153
North East	36	38	36	36
Mid East	111	121	112	125
South East	110	92	106	91
Total	426	406	420	405
Homebuilding Inventory:

	June 30, 2023	December 31, 2022
Sold inventory:
Mid Atlantic	$883,452	$727,501
North East	217,972	156,798
Mid East	299,783	278,034
South East	437,546	413,576
Total (1)	$1,838,753	$1,575,909

	June 30, 2023	December 31, 2022
Unsold lots and housing units inventory:
Mid Atlantic	$86,927	$111,816
North East	28,268	23,013
Mid East	11,013	17,044
South East	32,928	31,791
Total (1)	$159,136	$183,664
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.

Lots Controlled and Land Deposits:

	June 30, 2023	December 31, 2022
Total lots controlled:
Mid Atlantic	46,100	48,200
North East	12,300	11,300
Mid East	20,500	21,800
South East	51,500	50,600
Total	130,400	131,900

	June 30, 2023	December 31, 2022
Contract land deposits, net:
Mid Atlantic	$204,195	$212,273
North East	57,902	54,558
Mid East	43,620	44,813
South East	219,179	191,332
Total	$524,896	$502,976

Mid Atlantic
Three Months Ended June 30, 2023 and 2022
The Mid Atlantic segment had an approximate $56,500, or 22%, decrease in segment profit in the second quarter of 2023 compared to the second quarter of 2022. The decrease in segment profit was driven by a decrease in segment revenues of approximately $149,500, or 12%, coupled with a decrease in gross profit margins. Segment revenues decreased primarily due to a decrease in settlements of 11%. The decrease in settlements was primarily attributable to an 18% lower backlog unit balance entering the second quarter of 2023 compared to backlog entering the second quarter of 2022, offset partially by a higher backlog turnover rate quarter over quarter. The Mid Atlantic segment’s gross profit margin percentage decreased to 25.1% in the second quarter of 2023 from 26.8% in the second quarter of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, incentives and closing costs, offset partially by lower lumber costs quarter over quarter.
Segment New Orders increased 26%, while the average sales price of New Orders decreased 3% in the second quarter of 2023 compared to the second quarter of 2022. New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. In addition, New Orders were positively impacted by a 9% increase in the average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted by pricing pressure attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
Six Months Ended June 30, 2023 and 2022
The Mid Atlantic segment had an approximate $147,200, or 29%, decrease in segment profit in the first six months of 2023 compared to the first six months of 2022. The decrease in segment profit was driven by a decrease in segment revenues of approximately $350,100, or 15%, coupled with a decrease in gross profit margins. Segment revenues decreased due to a 14% decrease in the number of units settled. The decrease in settlements was primarily attributable to a 25% lower backlog unit balance entering 2023 compared to backlog entering 2022, offset partially by a higher backlog turnover rate year over year. The Mid Atlantic segment’s gross profit margin percentage decreased to 24.7% in the first six months of 2023 from 27.3% in the first six months of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, incentives and closing costs, offset partially by lower lumber costs year over year.
Segment New Orders increased 10% in the first six months of 2023 compared to the first six months of 2022, while the average sales price of New Orders decreased 3% year over year. New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. In addition, New Orders were positively impacted by an 8% increase in the average number of active communities year over year. The average sales price of New Orders was negatively impacted by pricing pressure attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
North East
Three Months Ended June 30, 2023 and 2022
The North East segment had an approximate $3,600, or 9%, increase in segment profit in the second quarter of 2023 compared to the second quarter of 2022, due primarily to an increase in gross profit margins to 27.2% in the second quarter of 2023 from 24.9% in the second quarter of 2022. Gross profit margins were favorably impacted primarily by a 7% increase in average settlement prices and lower lumber costs quarter over quarter. Segment revenues in the second quarter of 2023 decreased by approximately $4,500, or 2%, due to an 8% decrease in settlements, offset partially by a 7% increase in the average settlement price, quarter over quarter. The decrease in settlements is attributable primarily to an 11% lower backlog unit balance entering the second quarter of 2023 compared to backlog entering the second quarter of 2022. The average settlement price increase quarter over quarter was primarily due to a 12% higher average sales price of units in backlog entering the second quarter of 2023 compared to backlog entering the second quarter of 2022.
Segment New Orders and the average sales price of New Orders increased 5% and 11%, respectively, in the second quarter of 2023 compared to the second quarter of 2022. New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The increase in the average sales price of New Orders was attributable to a shift in New Orders to higher priced markets within the segment, coupled with a shift in communities in certain markets quarter over quarter.
Six Months Ended June 30, 2023 and 2022
The North East segment had an approximate $9,800, or 15%, increase in segment profit in the first six months of 2023 compared to the first six months of 2022, due primarily to an increase in gross profit margins to 27.0% in the first six months of 2023 from 24.4% in the first six months of 2022. Gross profit margins were favorably impacted primarily by a 4% increase in the average settlement price and lower lumber prices year over year. Segment revenues in the first six months of 2023 increased by approximately $3,400, or 1%, due to an increase in the average settlement price of 4%, offset partially by a 3% decrease in the number of units settled. The increase in the average settlement price was primarily attributable to an 8% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022. The decrease in settlements was attributable to a 9% lower backlog unit balance entering 2023 compared to backlog entering 2022.
Segment New Orders remained relatively flat in the first six months of 2023 compared to the first six months of 2022, while the average sales price of New Orders increased 10% year over year. The increase in the average sales price of New Orders was attributable to a shift in New Orders to higher priced markets within the segment, coupled with a shift to higher priced communities in certain markets year over year.
Mid East
Three Months Ended June 30, 2023 and 2022
The Mid East segment had an approximate $20,800, or 25%, decrease in segment profit in the second quarter of 2023 compared to the second quarter of 2022, due primarily to a decrease in segment revenues of approximately $109,400, or 21%. Segment revenues decreased due to a 21% decrease in the number of units settled which was attributable primarily to a 35% lower backlog balance entering the second quarter of 2023 compared to the same period of 2022, offset partially by a higher backlog turnover rate quarter over quarter. The segment's gross profit margin percentage remained relatively flat quarter over quarter.
Segment New Orders increased 20% in the second quarter of 2023 compared to the second quarter of 2022, while the average sales price of New Orders decreased 5%. New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The average sales price of New

Orders was negatively impacted by pricing pressure attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
Six Months Ended June 30, 2023 and 2022
The Mid East segment had an approximate $35,500, or 23%, decrease in segment profit in the first six months of 2023 compared to the first six months of 2022, due primarily to a decrease in segment revenues of approximately $168,400, or 17%, coupled with a decrease in gross profit margins. Segment revenues decreased due to a 20% decrease in settlements year over year, offset partially by a 3% increase in the average settlement price. The decrease in settlements was attributable primarily to a 39% lower backlog balance entering 2023 compared to the backlog entering 2022, offset partially by a higher backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 6% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022. The segment's gross profit margin percentage decreased to 21.5% in the first six months of 2023 from 22.1% in the first six months of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, incentives and closing costs, offset partially by lower lumber costs year over year.
Segment New Orders remained relatively flat in the first six months of 2023 compared to the first six months of 2022, while the average sales price of New Orders decreased 4%. New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The increased demand was offset by an 11% decrease in the number of active communities year over year. The average sales price of New Orders was negatively impacted by pricing pressure attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
South East
Three Months Ended June 30, 2023 and 2022
The South East segment had an approximate $44,200, or 29%, decrease in segment profit in the second quarter of 2023 compared to the second quarter of 2022. The decrease in segment profit was primarily driven by a decrease in segment revenues of approximately $63,000, or 10%, coupled with a decrease in gross profit margins. The decrease in revenues was primarily attributable to an 8% decrease in the number of units settled quarter over quarter. Settlements were lower due primarily to a 21% lower backlog unit balance entering the second quarter of 2023 compared to the backlog unit balance entering the second quarter of 2022, offset partially by a higher backlog turnover rate quarter over quarter. The segment’s gross profit margin percentage decreased to 26.2% in the second quarter of 2023 from 30.2% in the second quarter of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, incentives and closing costs, offset partially by lower lumber costs quarter over quarter.
Segment New Orders increased 41% in the second quarter of 2023 compared to the second quarter of 2022, while the average sales price of New Orders decreased 13% quarter over quarter. New Orders were favorably impacted by a 20% increase in the average number of active communities quarter over quarter. In addition, New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The average sales price of New Orders was negatively impacted by pricing pressure attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
Six Months Ended June 30, 2023 and 2022
The South East segment had an approximate $32,200, or 12%, decrease in segment profit in the first six months of 2023 compared to the first six months of 2022 due primarily to a decrease in gross profit margins to 27.0% in the first six months of 2023 from 29.5% in the first six months of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, incentives and closing costs, offset partially by lower lumber costs year over year. Segment revenues in the first six months of 2023 increased by approximately $10,800, or 1%, due to an increase in the average settlement price of 5%, partially offset by a 4% decrease in the number of units settled year over year. The increase in the average settlement price was primarily attributable to a 3% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022.

The decrease in the number of units settled was primarily attributable to a 28% lower backlog unit balance entering 2023 compared to backlog entering 2022, offset partially by a higher backlog turnover rate year over year.
Segment New Orders increased 27% in the first six months of 2023 compared to the first six months of 2022, while the average sales price of New Orders decreased 14% year over year. The increase in New Orders was primarily attributable to a 16% increase in the average number of active communities year over year. In addition, New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The average sales price of New Orders was negatively impacted by pricing pressure attributable to affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years, coupled with a shift in New Orders to lower priced communities in several markets within the segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Homebuilding consolidated gross profit:
Mid Atlantic	$265,492	$323,986	$494,753	$642,200
North East	63,439	59,162	112,528	100,866
Mid East	90,452	115,849	175,065	217,256
South East	152,011	194,236	319,473	346,335
Consolidation adjustments and other	(15,771)	(7,898)	(22,773)	36,540
Homebuilding consolidated gross profit	$555,623	$685,335	$1,079,046	$1,343,197

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Homebuilding consolidated income before taxes:
Mid Atlantic	$195,254	$251,739	$354,292	$501,520
North East	44,932	41,297	76,992	67,225
Mid East	61,756	82,512	118,224	153,695
South East	106,648	150,822	232,058	264,276
Reconciling items:
Contract land deposit reserve adjustment (1)	6,888	419	10,479	6,345
Equity-based compensation expense (2)	(23,781)	(20,352)	(44,691)	(30,972)
Corporate capital allocation (3)	72,617	77,512	141,691	147,256
Unallocated corporate overhead	(46,360)	(32,282)	(92,325)	(77,543)
Consolidation adjustments and other (4)	(9,998)	2,004	(5,999)	50,764
Corporate interest expense	(6,589)	(11,816)	(13,543)	(24,571)
Corporate interest income	33,344	3,092	63,283	3,839
Reconciling items sub-total	26,121	18,577	58,895	75,118
Homebuilding consolidated income before taxes	$434,711	$544,947	$840,461	$1,061,834

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The increase in equity-based compensation expense for the three and six-month periods ended June 30, 2023 was primarily attributable to a four-year block grant of Options and RSUs issued in May 2022.

(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Corporate capital allocation charge:
Mid Atlantic	$35,337	$37,121	$68,516	$71,208
North East	8,272	8,158	15,597	15,245
Mid East	9,819	12,875	19,479	24,292
South East	19,189	19,358	38,099	36,511
Total	$72,617	$77,512	$141,691	$147,256

(4)The consolidation adjustments and other for the three and six month periods of 2023 and 2022 is primarily driven by units under construction as well as significant fluctuations in lumber prices year over year. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. In both the three and six month periods of 2023, the consolidation adjustment was negatively impacted by the recognition of previously deferred home package costs that included significantly higher priced lumber. This impact was offset partially by a reduction in the number of units under construction year over year, resulting in a decrease in intercompany profits deferred, as compared to the three and six month periods of 2022.

Mortgage Banking Segment
Three and Six Months Ended June 30, 2023 and 2022
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loan closing volume:
Total principal	$1,381,647	$1,647,972	$2,618,930	$3,132,565

Loan volume mix:
Adjustable rate mortgages	2%	10%	3%	8%
Fixed-rate mortgages	98%	90%	97%	92%

Operating profit:
Segment profit	$37,843	$28,800	$67,270	$78,906
Equity-based compensation expense	(1,378)	265	(2,745)	(783)
Mortgage banking income before tax	$36,465	$29,065	$64,525	$78,123

Capture rate:	86%	84%	85%	85%

Mortgage banking fees:
Net gain on sale of loans	$43,863	$36,835	$81,131	$94,813
Title services	10,663	11,997	20,315	23,173
Servicing fees	35	49	59	77
	$54,561	$48,881	$101,505	$118,063

Loan closing volume for the three and six months ended June 30, 2023 decreased by approximately $266,300, or 16%, and $513,600, or 16%, respectively, from the same periods in 2022. The decrease in loan closing volume during both the three and six months ended June 30, 2023 was primarily attributable to the 13% and 12% decreases in the homebuilding segment’s number of units settled, respectively, compared to the same periods in 2022.

Segment profit for the three months ended June 30, 2023 increased by approximately $9,000, or 31%, from the same period in 2022. This increase was primarily attributable to an increase in mortgage banking fees and a decrease in general and administrative expenses. Mortgage banking fees increased by approximately $5,700, or 12%, during the three months ended June 30, 2023, resulting from an increase in gains on sales of loans in the second quarter. General and administrative expenses decreased by approximately $2,300, or 10%, during the three months ended June 30, 2023 resulting from a decrease in personnel costs.

Segment profit for the six months ended June 30, 2023 decreased by approximately $11,600, or 15%, from the same period in 2022. This decrease was primarily attributable to a decrease of approximately $16,600, or 14%, in mortgage banking fees, primarily due to a decrease in secondary marketing gains on sales of loans in the first quarter of 2023 compared to the same period 2022.

Seasonality
We generally have higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year. However, our typical seasonal New Order and settlement trends have been affected since 2020 by the pandemic, supply chain disruptions and the significant fluctuations in mortgage interest rates. We cannot therefore predict whether period-to-period fluctuations will be consistent with historical patterns.
Effective Tax Rate
Our effective tax rate for the three and six months ended June 30, 2023 was 14.3% and 17.3%, respectively, compared to 24.5% and 24.6% for the three and six months ended June 30, 2022, respectively. The decrease in the effective tax rate in the three and six month periods of 2023 compared to the same periods in 2022 was primarily attributable to a higher income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $55,900 and $79,200 for the three and six months ended June 30, 2023, respectively, and approximately $8,700 and $17,200 for the three and six months ended June 30, 2022, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of June 30, 2023, we had approximately $2,700,000 in cash and cash equivalents, approximately $286,300 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i) Payments due to service our debt and interest on that debt. Future interest payments on our remaining outstanding senior notes total approximately $185,550, with $27,000 due within the next twelve months.
(ii) Payment obligations totaling approximately $321,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 14 of this Quarterly Report on Form 10-Q for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2023. For the six months ended June 30, 2023, we repurchased 56,001 shares of our common stock at an aggregate purchase price of $311,125. As of June 30, 2023, we had approximately $196,560 available under a Board approved repurchase authorization.

Capital Resources
Senior Notes
As of June 30, 2023, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at June 30, 2023.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $13,700 outstanding at June 30, 2023. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement at June 30, 2023.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the "Repurchase Agreement") which provides for aggregate borrowings up to $150,000 and is non-recourse to NVR. In July 2023, NVRM entered into the First Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 17, 2024. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At June 30, 2023, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no borrowings outstanding under the Repurchase Agreement at June 30, 2023.
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Flows
For the six months ended June 30, 2023, cash, restricted cash, and cash equivalents increased by $183,539.  Net cash provided by operating activities was $344,204 for the six months ended June 30, 2023, due primarily to cash provided by earnings. Cash was primarily used to fund the increase in inventory of $231,814, attributable to an increase in units under construction at June 30, 2023 compared to December 31, 2022 and a net use of approximately $159,300 from mortgage loan activity.
Net cash used in investing activities for the six months ended June 30, 2023 was $10,453. Cash was used primarily for purchases of property, plant and equipment of $11,448.
Net cash used in financing activities was $150,212 for the six months ended June 30, 2023.  Cash was used to repurchase 56,001 shares of our common stock at an aggregate purchase price of $311,125 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $161,724.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2023. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On August 3, 2022, we publicly announced that our Board of Directors authorized the repurchase of up to an aggregate of $500 million of our outstanding common stock in one or more open market and/or privately negotiated transactions. The repurchase authorization does not have an expiration date. We repurchased the following shares of our common stock during the second quarter of 2023 under this repurchase authorization:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2023	—	$—	—	$397,637
May 1 - 31, 2023	15,570	$5,664.19	15,570	$309,445
June 1 - 30, 2023	19,257	$5,862.04	19,257	$196,560
Total	34,827	$5,773.58	34,827

On August 2, 2023, the Board of Directors approved an additional repurchase authorization of up to an aggregate of $500 million. The repurchase authorization does not have an expiration date.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	First Amendment to Second Amended and Restated Master Repurchase Agreement dated July 19, 2023 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: August 2, 2023	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer