Form 10-Q
period 2023-09-30
NVR INC
filed 2023-11-03
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023 there were 3,179,030 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Homebuilding:
Cash and cash equivalents	$2,876,606	$2,503,424
Restricted cash	48,979	48,455
Receivables	33,878	20,842
Inventory:
Lots and housing units, covered under sales agreements with customers	1,723,838	1,554,955
Unsold lots and housing units	220,901	181,952
Land under development	41,238	27,100
Building materials and other	17,796	24,268
	2,003,773	1,788,275

Contract land deposits, net	530,170	496,080
Property, plant and equipment, net	58,743	57,950
Operating lease right-of-use assets	72,358	71,081
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	233,768	219,483
	5,899,855	5,247,170
Mortgage Banking:
Cash and cash equivalents	32,310	19,415
Restricted cash	12,099	2,974
Mortgage loans held for sale, net	325,792	316,806
Property and equipment, net	6,182	3,559
Operating lease right-of-use assets	24,595	16,011
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	64,083	47,691
	472,408	413,803
Total assets	$6,372,263	$5,660,973

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$373,303	$334,016
Accrued expenses and other liabilities	386,299	437,234
Customer deposits	355,311	313,804
Operating lease liabilities	77,639	75,818
Senior notes	913,496	914,888
	2,106,048	2,075,760
Mortgage Banking:
Accounts payable and other liabilities	67,333	61,396
Operating lease liabilities	26,299	16,968
	93,632	78,364
Total liabilities	2,199,680	2,154,124

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2023 and December 31, 2022	206	206
Additional paid-in capital	2,801,027	2,600,014
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both September 30, 2023 and December 31, 2022	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	12,954,950	11,773,414
Less treasury stock at cost – 17,345,353 and 17,336,397 shares as of September 30, 2023 and December 31, 2022, respectively	(11,583,600)	(10,866,785)
Total shareholders' equity	4,172,583	3,506,849
Total liabilities and shareholders' equity	$6,372,263	$5,660,973

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Homebuilding:
Revenues	$2,512,409	$2,739,445	$6,927,511	$7,658,734
Other income	39,914	10,211	107,119	15,446
Cost of sales	(1,902,174)	(2,092,457)	(5,238,230)	(5,668,549)
Selling, general and administrative	(142,715)	(129,416)	(434,876)	(391,358)
Operating income	507,434	527,783	1,361,524	1,614,273
Interest expense	(6,628)	(6,854)	(20,257)	(31,510)
Homebuilding income	500,806	520,929	1,341,267	1,582,763

Mortgage Banking:
Mortgage banking fees	56,616	37,455	158,121	155,518
Interest income	5,067	3,437	11,908	8,283
Other income	1,169	1,294	3,260	3,669
General and administrative	(24,050)	(24,252)	(69,538)	(70,646)
Interest expense	(268)	(348)	(692)	(1,115)
Mortgage banking income	38,534	17,586	103,059	95,709

Income before taxes	539,340	538,515	1,444,326	1,678,472
Income tax expense	(106,183)	(127,122)	(262,790)	(407,665)

Net income	$433,157	$411,393	$1,181,536	$1,270,807

Basic earnings per share	$132.92	$125.97	$363.14	$383.68

Diluted earnings per share	$125.26	$118.51	$341.97	$358.61

Basic weighted average shares outstanding	3,259	3,266	3,254	3,312

Diluted weighted average shares outstanding	3,458	3,471	3,455	3,544

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,181,536	$1,270,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,585	13,237
Equity-based compensation expense	73,488	58,441
Contract land deposit (recoveries) impairments, net	(6,217)	2,482
Gain on sale of loans, net	(127,898)	(120,035)
Mortgage loans closed	(4,243,040)	(4,791,742)
Mortgage loans sold and principal payments on mortgage loans held for sale	4,347,960	4,925,431
Distribution of earnings from unconsolidated joint ventures	2,000	7,500
Net change in assets and liabilities:
Increase in inventory	(215,498)	(223,083)
Increase in contract land deposits	(27,873)	(26,915)
Increase in receivables	(17,628)	(69,132)
(Decrease) increase in accounts payable and accrued expenses	(5,669)	42,087
Increase (decrease) in customer deposits	41,507	(41,303)
Other, net	(12,966)	5,131
Net cash provided by operating activities	1,002,287	1,052,906

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,224)	(9,222)
Distribution of capital from unconsolidated joint ventures	180	—
Purchase of property, plant and equipment	(18,531)	(11,972)
Proceeds from the sale of property, plant and equipment	2,221	553
Net cash used in investing activities	(17,354)	(20,641)

Cash flows from financing activities:
Purchase of treasury stock	(795,387)	(1,384,193)
Redemption of senior notes	—	(600,000)
Principal payments on finance lease liabilities	(1,233)	(1,107)
Proceeds from the exercise of stock options	207,163	137,406
Net cash used in financing activities	(589,457)	(1,847,894)

Net increase (decrease) in cash, restricted cash, and cash equivalents	395,476	(815,629)
Cash, restricted cash, and cash equivalents, beginning of the period	2,574,518	2,636,984

Cash, restricted cash, and cash equivalents, end of the period	$2,969,994	$1,821,355

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$15,285	$33,475
Income taxes paid during the period, net of refunds	$312,631	$403,875

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three and nine months ended September 30, 2023 and 2022, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $355,311 and $313,804 as of September 30, 2023 and December 31, 2022, respectively. We expect that substantially all of the customer deposits held at December 31, 2022 will be recognized in revenue in 2023. Our contract assets consist of prepaid sales compensation and totaled approximately $18,900 and $15,300, as of September 30, 2023 and December 31, 2022, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
As of September 30, 2023, we controlled approximately 127,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $568,500 and $7,200, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three months ended September 30, 2023, we incurred pre-tax impairment charges on lot deposits of approximately $3,800. For the nine months ended September 30, 2023 we recorded a net reversal of approximately $6,200 related to previously impaired lot deposits based on current market conditions. For the three and nine months ended September 30, 2022, we incurred pre-tax impairment charges on lot deposits of approximately $8,800 and $2,500, respectively, based on market conditions. Our contract land deposit asset is shown net of a $50,183 and $57,060 impairment reserve at September 30, 2023 and December 31, 2022, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 23,700 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with deposits in cash and letters of credit totaling approximately $11,900 and $100, respectively, as of September 30, 2023, of which approximately $2,800 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of September 30, 2023 and December 31, 2022, our total risk of loss was as follows:

	September 30, 2023	December 31, 2022
Contract land deposits	$580,353	$553,140
Loss reserve on contract land deposits	(50,183)	(57,060)
Contract land deposits, net	530,170	496,080
Contingent obligations in the form of letters of credit	7,282	6,896
Total risk of loss	$537,452	$502,976

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
At September 30, 2023, we had an aggregate investment totaling approximately $28,100 in four JVs that are expected to produce approximately 5,250 finished lots, of which approximately 4,900 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $12,000 to one of the JVs at September 30, 2023. At December 31, 2022, our aggregate investment in JV's totaled approximately $27,200. Investments in JVs for the respective periods are reported in the homebuilding "Other assets" line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of September 30, 2023.

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
During the third quarter of 2023, we had the following land under development transactions:
–Purchased a raw land parcel for approximately $19,000, which is expected to produce approximately 500 lots.
–Completed the development of one land parcel and transferred development costs totaling approximately $5,200 to finished lots which is reported in "Unsold lots and housing units" in the accompanying condensed consolidated balance sheet as of September 30, 2023.
As of September 30, 2023, we owned land with a carrying value of $41,238 that we intend to develop into approximately 2,000 finished lots. We have additional funding commitments of approximately $1,700 under a joint development agreement related to one project, a portion of which we expect will be offset by development credits of approximately $900. As of December 31, 2022, the carrying value of land under development was $27,100. None of the raw parcels had any indicators of impairment as of September 30, 2023.
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
The following table reflects the changes in our capitalized interest during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest capitalized, beginning of period	$189	$680	$570	$593
Interest incurred	6,921	7,118	20,750	32,721
Interest charged to interest expense	(6,896)	(7,202)	(20,949)	(32,625)
Interest charged to cost of sales	(22)	(32)	(179)	(125)
Interest capitalized, end of period	$192	$564	$192	$564

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average number of shares outstanding used to calculate basic EPS	3,258,863	3,265,914	3,253,623	3,312,145
Dilutive securities:
Stock options and restricted share units	199,279	205,473	201,477	231,559
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,458,142	3,471,387	3,455,100	3,543,704
The following non-qualified stock options ("Options") and restricted stock units ("RSUs") issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2023 and 2022, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive securities	4,188	203,340	15,464	193,248

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended September 30, 2023 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, June 30, 2023	$206	$2,747,687	$12,521,793	$(11,116,423)	$(16,710)	$16,710	$4,153,263

Net income	—	—	433,157	—	—	—	433,157
Purchase of common stock for treasury	—	—	—	(485,328)	—	—	(485,328)
Equity-based compensation	—	26,052	—	—	—	—	26,052
Proceeds from Options exercised	—	45,439	—	—	—	—	45,439
Treasury stock issued upon Option exercise	—	(18,151)	—	18,151	—	—	—
Balance, September 30, 2023	$206	$2,801,027	$12,954,950	$(11,583,600)	$(16,710)	$16,710	$4,172,583

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the nine months ended September 30, 2023 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2022	$206	$2,600,014	$11,773,414	$(10,866,785)	$(16,710)	$16,710	$3,506,849

Net income	—	—	1,181,536	—	—	—	1,181,536
Purchase of common stock for treasury	—	—	—	(796,453)	—	—	(796,453)
Equity-based compensation	—	73,488	—	—	—	—	73,488
Proceeds from Options exercised	—	207,163	—	—	—	—	207,163
Treasury stock issued upon Option exercise and RSU vesting	—	(79,638)	—	79,638	—	—	—
Balance, September 30, 2023	$206	$2,801,027	$12,954,950	$(11,583,600)	$(16,710)	$16,710	$4,172,583

We repurchased 78,750 and 134,751 shares of our outstanding common stock during the three and nine months ended September 30, 2023, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 28,189 and 125,745 shares from the treasury account during the three and nine months ended September 30, 2023, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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
The following table reflects the changes in our Warranty Reserve during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty reserve, beginning of period	$142,420	$138,240	$144,006	$134,859
Provision	25,503	28,624	69,085	71,142
Payments	(24,129)	(23,066)	(69,297)	(62,203)
Warranty reserve, end of period	$143,794	$143,798	$143,794	$143,798

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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Homebuilding Mid Atlantic	$1,146,559	$1,282,504	$3,146,501	$3,632,524
Homebuilding North East	268,237	250,067	684,593	663,012
Homebuilding Mid East	468,727	569,991	1,282,806	1,552,434
Homebuilding South East	628,886	636,883	1,813,611	1,810,764
Mortgage Banking	56,616	37,455	158,121	155,518
Total consolidated revenues	$2,569,025	$2,776,900	$7,085,632	$7,814,252

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before taxes:
Homebuilding Mid Atlantic	$212,826	$272,860	$567,119	$774,380
Homebuilding North East	48,787	49,614	125,779	116,839
Homebuilding Mid East	75,136	92,364	193,360	246,059
Homebuilding South East	107,666	145,619	339,723	409,895
Mortgage Banking	39,921	18,993	107,191	97,899
Total segment profit before taxes	484,336	579,450	1,333,172	1,645,072
Reconciling items:
Contract land deposit reserve adjustment (1)	(3,783)	(8,736)	6,696	(2,391)
Equity-based compensation expense (2)	(26,052)	(26,686)	(73,488)	(58,441)
Corporate capital allocation (3)	74,171	81,020	215,862	228,276
Unallocated corporate overhead	(38,376)	(22,565)	(130,701)	(100,109)
Consolidation adjustments and other (4)	16,947	(66,182)	10,948	(15,417)
Corporate interest expense	(6,583)	(6,803)	(20,126)	(31,374)
Corporate interest income	38,680	9,017	101,963	12,856
Reconciling items sub-total	55,004	(40,935)	111,154	33,400
Consolidated income before taxes	$539,340	$538,515	$1,444,326	$1,678,472

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The increase in equity-based compensation expense for the nine-month period ended September 30, 2023 was primarily attributable to a four year block grant of Options and RSUs issued in May 2022.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$33,994	$37,305	$102,509	$108,514
Homebuilding North East	8,944	7,994	24,542	23,238
Homebuilding Mid East	9,974	14,509	29,453	38,801
Homebuilding South East	21,259	21,212	59,358	57,723
Total	$74,171	$81,020	$215,862	$228,276

(4)The consolidation adjustments and other for the three and nine month periods of 2023 and 2022 is primarily driven by units under construction as well as significant fluctuations in lumber prices year over year. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. In both the three and nine month periods of 2023, the consolidation adjustment was favorably impacted by a reduction in the number of units under construction year over year, resulting in a decrease in intercompany profits deferred, as compared to the three and nine month periods of 2022. In the three month period of 2022, the consolidation adjustment was negatively impacted by the recognition of previously deferred home package costs that included significantly higher priced lumber.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets:
Homebuilding Mid Atlantic	$1,268,489	$1,152,564
Homebuilding North East	315,502	250,001
Homebuilding Mid East	377,300	378,833
Homebuilding South East	779,355	697,923
Mortgage Banking	465,061	406,456
Total segment assets	3,205,707	2,885,777
Reconciling items:
Cash and cash equivalents	2,876,606	2,503,424
Deferred taxes	148,204	143,585
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	72,358	71,081
Finance lease right-of-use assets	12,836	13,745
Contract land deposit reserve	(50,183)	(57,060)
Consolidation adjustments and other	57,367	51,053
Reconciling items sub-total	3,166,556	2,775,196
Consolidated assets	$6,372,263	$5,660,973

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of September 30, 2023 and December 31, 2022 were $751,050 and $788,166, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values at September 30, 2023 and December 31, 2022 were $913,496 and $914,888, respectively. Except as otherwise noted below, we believe that insignificant differences exist between the carrying value and the fair value of our financial instruments, which consist primarily of cash equivalents, due to their short term nature.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to a broker/dealer. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to broker/dealers. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to broker/dealers are undesignated derivatives and, accordingly, are marked to fair value through earnings. At September 30, 2023, there were rate lock commitments to extend credit to borrowers aggregating $2,491,104 and

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
open forward delivery contracts aggregating $2,622,053, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of September 30, 2023, the fair value of loans held for sale of $325,792 included on the accompanying condensed consolidated balance sheet was reduced by $6,345 from the aggregate principal balance of $332,137. As of December 31, 2022, the fair value of loans held for sale of $316,806 was reduced by $2,675 from the aggregate principal balance of $319,481.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	September 30, 2023	December 31, 2022
Rate lock commitments:
Gross assets	$42,215	$32,246
Gross liabilities	55,972	20,946
Net rate lock commitments	$(13,757)	$11,300
Forward sales contracts:
Gross assets	$23,255	$4,843
Gross liabilities	266	20,903
Net forward sales contracts	$22,989	$(16,060)
As of September 30, 2023, the net rate lock commitments are reported in mortgage banking "Accrued expenses and other liabilities" and the net forward sales contracts are reported in mortgage banking "Other assets," on the accompanying condensed consolidated balance sheets. As of December 31, 2022, the net rate lock

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".
The fair value measurement as of September 30, 2023 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$2,491,104	$7,448	$(54,885)	$33,680	$—	$(13,757)
Forward sales contracts	$2,622,053	—	—	—	22,989	22,989
Mortgages held for sale	$332,137	1,412	(12,783)	5,026	—	(6,345)
Total fair value measurement		$8,860	$(67,668)	$38,706	$22,989	$2,887

The total fair value measurement as of December 31, 2022 was a net loss of $7,435. NVRM recorded a fair value adjustment to expense of $32,167 for the three months ended September 30, 2023, and recorded a fair value adjustment to income of $10,322 for the nine months ended September 30, 2023. NVRM recorded a fair value adjustment to expense of $28,828 and $46,258 for the three and nine months ended September 30, 2022, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of September 30, 2023, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at September 30, 2023.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $12,500 was outstanding at September 30, 2023. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Facility at September 30, 2023.

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
Effective July 19, 2023, NVRM entered into the First Amendment to Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer (the "Amended MRA"), which extended the term of the Repurchase Agreement through July 17, 2024. All other terms and conditions under the Amended Repurchase Agreement remained materially consistent. At September 30, 2023, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $12,836 and $14,394, respectively, as of September 30, 2023, and $13,745 and $15,002, respectively, as of December 31, 2022. Our leases have remaining lease terms of up to 16.9 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$9,385	$9,422	$28,000	$26,051
Finance lease expense:
Amortization of ROU assets	520	489	1,533	1,426
Interest on lease liabilities	106	106	316	313
Short-term lease expense	7,528	7,395	22,551	20,219
Total lease expense	$17,539	$17,412	$52,400	$48,009

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,129	$7,197	$21,865	$21,301
Operating cash flows from finance leases	106	106	316	313
Financing cash flows from finance leases	422	384	1,233	1,107

ROU assets obtained in exchange for lease obligations:
Operating leases	$7,164	$11,169	$30,501	$35,055
Finance leases	$126	$—	$625	$723

			September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases			6.0	6.0
Finance leases			10.3	10.8

Weighted-average discount rate:
Operating leases			4.1%	3.6%
Finance leases			3.0%	2.9%

14.    Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2023 was 19.7% and 18.2%, respectively, compared to 23.6% and 24.3% for the three and nine months ended September 30, 2022, respectively. The decrease in the effective tax rate in the three and nine month periods of 2023 compared to the same periods in 2022 was primarily attributable to a higher income tax benefit recognized for excess tax benefits from stock option

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
exercises, which totaled $31,877 and $111,028 for the three and nine months ended September 30, 2023, respectively, and $10,558 and $27,748 for the three and nine months ended September 30, 2022, respectively.

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
Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Business Environment and Current Outlook

During the third quarter of 2023, housing affordability reached a 35-year low due to high home prices and increasing interest rates. This weak affordability resulted in a slowing in new home sales compared to the first half of 2023. There remains uncertainty in the market as the Federal Reserve continues to address high inflation rates by raising interest rates, which could lead to an economic slowdown. We expect to face margin pressure as we adjust our product offering and positioning to meet market demands. We also expect margin pressure from higher building materials, labor and land costs. We have seen an improvement in our supply chain which has improved our construction cycle times. We believe we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
As of September 30, 2023, we controlled approximately 133,900 lots as described below.
Lot Purchase Agreements
We controlled approximately 127,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $568,500 and $7,200, respectively. Included in the number of controlled lots are approximately 10,000 lots for which we have recorded a contract land deposit impairment reserve of approximately $50,200 as of September 30, 2023.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $28,100 in four JVs, expected to produce approximately 5,250 lots. Of the lots to be produced by the JVs, approximately 4,900 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $12,000 to one of the JVs at September 30, 2023.
Land Under Development
We owned land with a carrying value of approximately $41,200 that we intend to develop into approximately 2,000 finished lots. We had additional funding commitments of approximately $1,700 under a joint development agreement related to one parcel, a portion of which we expect will be offset by development credits of approximately $900.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.

Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 23,700 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. As of September 30, 2023, these properties are controlled with deposits in cash and letters of credit totaling approximately $11,900 and $100, respectively, of which approximately $2,800 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the third quarter of 2023 totaled $2,569,025, a 7% decrease from the third quarter of 2022. Net income for the third quarter ended September 30, 2023 was $433,157, or $125.26 per diluted share, increases of 5% and 6% when compared to net income and diluted earnings per share for the third quarter of 2022, respectively. Our homebuilding gross profit margin percentage increased to 24.3% in the third quarter of 2023 from 23.6% in the third quarter of 2022. New orders, net of cancellations (“New Orders”) increased by 7% in the third quarter of 2023 compared to the third quarter of 2022. The New Order cancellation rate for the third quarter of 2023 decreased to 13.6% from 15.0% in the same period in 2022. The average sales price for New Orders in the third quarter of 2023 was $456.1, an increase of 1% compared to the third quarter of 2022.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Financial Data:
Revenues	$2,512,409	$2,739,445	$6,927,511	$7,658,734
Cost of sales	$1,902,174	$2,092,457	$5,238,230	$5,668,549
Gross profit margin percentage	24.3%	23.6%	24.4%	26.0%
Selling, general and administrative expenses	$142,715	$129,416	$434,876	$391,358
Operating Data:
New orders (units)	4,746	4,421	16,539	15,011
Average new order price	$456.1	$453.4	$447.7	$463.9
Settlements (units)	5,606	5,949	15,330	16,983
Average settlement price	$448.0	$460.5	$451.8	$450.9
Backlog (units)			10,371	10,758
Average backlog price			$463.1	$472.8
New order cancellation rate	13.6%	15.0%	12.7%	13.0%

Consolidated Homebuilding - Three Months Ended September 30, 2023 and 2022
Homebuilding revenues decreased 8% in the third quarter of 2023 compared to the same period in 2022, as a result of a 6% decrease in settlements, coupled with a 3% decrease in the average settlement price quarter over quarter. The decreases in settlements and the average settlement price were primarily attributable to a 9% lower backlog unit balance and a 3% lower average sales price of units in backlog entering the third quarter of 2023 compared to the backlog unit balance and average sales price of units in backlog entering the third quarter of 2022. Gross profit margin percentage in the third quarter of 2023 increased to 24.3%, from 23.6% in the third quarter of 2022. Gross profit margin was favorably impacted by lower lumber costs, offset partially by higher lot costs, incentives and closing costs quarter over quarter.

New Orders and the average sales price of New Orders increased 7% and 1%, respectively, in the third quarter of 2023 compared to the third quarter of 2022. New Orders were favorably impacted by improved demand quarter over quarter attributable to a limited supply of homes in the resale market. In addition, New Orders were positively impacted by a 2% increase in the average number of active communities quarter over quarter.
Selling, general and administrative (“SG&A”) expense in the third quarter of 2023 increased by approximately $13,300 compared to the third quarter of 2022, and as a percentage of revenue increased to 5.7% from 4.7% quarter over quarter. The increase in SG&A expense was primarily attributable to a $13,200 increase in personnel costs.
Consolidated Homebuilding - Nine Months Ended September 30, 2023 and 2022
Homebuilding revenues decreased 10% in the first nine months of 2023 compared to the same period in 2022, as a result of a 10% decrease in settlements. The average settlement price remained relatively flat year over year. The decrease in the number of units settled was attributable to a 28% lower backlog unit balance entering 2023 compared to the backlog unit balance entering 2022, offset partially by a higher backlog turnover rate year over year. Gross profit margin percentage in the first nine months of 2023 decreased to 24.4%, from 26.0% in the first nine months of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, incentives and closing costs, offset partially by lower lumber costs year over year.
New Orders increased 10% while the average sales price of New Orders decreased 3% in the first nine months of 2023 compared to the same period in 2022. New Orders were favorably impacted by improved demand in 2023 attributable to a limited supply of homes in the resale market and by a 3% increase in the average number of active communities year over year. The average sales price of New Orders was negatively impacted by price adjustments to address affordability issues resulting from higher mortgage interest rates and significant home price appreciation over the previous two years.
SG&A expense in the first nine months of 2023 increased by approximately $43,500 compared to the same period in 2022, and as a percentage of revenue increased to 6.3% in 2023 from 5.1% in 2022. The increase in SG&A expense was primarily attributable to a $28,500 increase in personnel costs. In addition, SG&A expense was higher due to an increase in equity-based compensation of approximately $11,900 due to the issuance of a four year block grant of Options and RSUs in the second quarter of 2022.
Our backlog represents homes sold but not yet settled with our customers. As of September 30, 2023, our backlog decreased on a unit basis by 4% to 10,371 units and on a dollar basis by 6% to $4,802,807 when compared to 10,758 units and $5,086,766, respectively, as of September 30, 2022. The decrease in the number of backlog units was primarily attributable to a 28% lower backlog unit balance entering 2023 compared to the backlog unit balance entering 2022, offset partially by a 17% increase in New Orders during the six-month period ended September 30, 2023 compared to the same period of 2022. Backlog dollars were lower primarily due to the decrease in backlog units year over year, coupled with a 2% decrease in the average sales price of New Orders for the six month period ended September 30, 2023 compared to the same period in 2022.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our cancellation rate was approximately 13% both in the first nine months of 2023 and 2022. During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2023 or future years. Other than those units that are cancelled, we expect to settle substantially all of our September 30, 2023 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve at September 30, 2023 and December 31, 2022 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $7,200 and $6,900 at September 30, 2023 and December 31, 2022, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2023 and 2022.
Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Mid Atlantic	$1,146,559	$1,282,504	$3,146,501	$3,632,524
North East	268,237	250,067	684,593	663,012
Mid East	468,727	569,991	1,282,806	1,552,434
South East	628,886	636,883	1,813,611	1,810,764

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit margin:
Mid Atlantic	$281,230	$346,395	$775,983	$988,595
North East	67,861	67,092	180,389	167,958
Mid East	103,918	128,529	278,983	345,785
South East	156,846	191,612	476,319	537,947

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit margin percentage:
Mid Atlantic	24.5%	27.0%	24.7%	27.2%
North East	25.3%	26.8%	26.3%	25.3%
Mid East	22.2%	22.5%	21.7%	22.3%
South East	24.9%	30.1%	26.3%	29.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment profit:
Mid Atlantic	$212,826	$272,860	$567,119	$774,380
North East	48,787	49,614	125,779	116,839
Mid East	75,136	92,364	193,360	246,059
South East	107,666	145,619	339,723	409,895
Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,822	$526.2	1,813	$516.2	6,405	$520.2	5,980	$527.1
North East	448	$561.3	348	$510.5	1,353	$563.7	1,249	$512.7
Mid East	916	$407.2	955	$406.7	3,572	$392.4	3,603	$404.4
South East	1,560	$372.8	1,305	$385.0	5,209	$366.3	4,179	$410.2
Total	4,746	$456.1	4,421	$453.4	16,539	$447.7	15,011	$463.9

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,199	$521.2	2,417	$530.6	6,024	$522.2	6,889	$527.3
North East	476	$563.5	487	$513.5	1,271	$538.6	1,307	$507.3
Mid East	1,209	$387.5	1,468	$388.3	3,265	$392.8	4,034	$384.8
South East	1,722	$365.2	1,577	$403.9	4,770	$380.2	4,753	$381.0
Total	5,606	$448.0	5,949	$460.5	15,330	$451.8	16,983	$450.9

	As of September 30,
	2023		2022
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,073	$531.7	4,009	$536.2
North East	967	$587.5	911	$519.1
Mid East	2,160	$401.1	2,596	$407.8
South East	3,171	$379.3	3,242	$433.5
Total	10,371	$463.1	10,758	$472.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
New order cancellation rate:
Mid Atlantic	12.8%	16.1%	13.0%	13.6%
North East	11.5%	19.1%	11.5%	12.0%
Mid East	15.3%	15.3%	13.3%	14.4%
South East	14.1%	12.0%	12.3%	11.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average active communities:
Mid Atlantic	167	164	166	157
North East	36	37	37	36
Mid East	109	126	111	126
South East	119	96	110	92
Total	431	423	424	411
Homebuilding Inventory:

	September 30, 2023	December 31, 2022
Sold inventory:
Mid Atlantic	$808,569	$727,501
North East	210,166	156,798
Mid East	286,858	278,034
South East	430,258	413,576
Total (1)	$1,735,851	$1,575,909

	September 30, 2023	December 31, 2022
Unsold lots and housing units inventory:
Mid Atlantic	$136,643	$111,816
North East	31,970	23,013
Mid East	13,667	17,044
South East	59,314	31,791
Total (1)	$241,594	$183,664
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	September 30, 2023	December 31, 2022
Total lots controlled:
Mid Atlantic	46,300	48,200
North East	12,200	11,300
Mid East	21,000	21,800
South East	54,400	50,600
Total	133,900	131,900

	September 30, 2023	December 31, 2022
Contract land deposits, net:
Mid Atlantic	$209,091	$212,273
North East	57,859	54,558
Mid East	44,939	44,813
South East	225,443	191,332
Total	$537,332	$502,976

Mid Atlantic
Three Months Ended September 30, 2023 and 2022
The Mid Atlantic segment had an approximate $60,000, or 22%, decrease in segment profit in the third quarter of 2023 compared to the third quarter of 2022. The decrease in segment profit was driven by a decrease in segment revenues of approximately $135,900, or 11%, coupled with a decrease in gross profit margins. Segment revenues decreased due to a decrease in settlements of 9% and a 2% decrease in the average settlement price quarter over quarter. The decrease in settlements was primarily attributable to a 4% lower backlog unit balance entering the third quarter of 2023 compared to backlog entering the third quarter of 2022, as well as by a lower backlog turnover rate quarter over quarter. The decrease in the average settlement price quarter over quarter is primarily attributable to a 2% lower average sales price of units in backlog entering the third quarter of 2023 compared to backlog entering the third quarter of 2022. The Mid Atlantic segment’s gross profit margin percentage decreased to 24.5% in the third quarter of 2023 from 27.0% in the third quarter of 2022. Gross profit margins were negatively impacted primarily by higher lot costs, incentives and closing costs, offset partially by lower lumber costs quarter over quarter.
Segment New Orders were relatively flat in the third quarter of 2023 compared to the same period in 2022, while the average sales price of New Orders increased 2% quarter over quarter. The increase in the average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced markets within the segment quarter over quarter.
Nine Months Ended September 30, 2023 and 2022
The Mid Atlantic segment had an approximate $207,300, or 27%, decrease in segment profit in the first nine months of 2023 compared to the first nine months of 2022. The decrease in segment profit was driven by a decrease in segment revenues of approximately $486,000, or 13%, coupled with a decrease in gross profit margins. Segment revenues decreased due to a 13% decrease in the number of units settled. The decrease in settlements was primarily attributable to a 25% lower backlog unit balance entering 2023 compared to backlog entering 2022, offset partially by a higher backlog turnover rate year over year. The Mid Atlantic segment’s gross profit margin percentage decreased to 24.7% in the first nine months of 2023 from 27.2% in the first nine months of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, lots, incentives and closing costs, offset partially by lower lumber costs year over year.
Segment New Orders increased 7% in the first nine months of 2023 compared to the first nine months of 2022, while the average sales price of New Orders decreased 1% year over year. New Orders were favorably impacted primarily by a 6% increase in the average number of active communities year over year.
North East
Three Months Ended September 30, 2023 and 2022
The North East segment had an approximate $800, or 2%, decrease in segment profit in the third quarter of 2023 compared to the third quarter of 2022, despite an increase of approximately $18,200, or 7%, in revenues. Segment profit was lower due primarily to a decrease in gross profit margins to 25.3% in the third quarter of 2023 from 26.8% in the third quarter of 2022. Gross profit margins were negatively impacted primarily by higher lot costs, incentives and closing costs, offset partially by lower lumber costs quarter over quarter. The increase in segment revenues in the third quarter of 2023 was due to a 10% increase in the average settlement price, offset partially by a 2% decrease in settlements, quarter over quarter. The increase in the average settlement price quarter over quarter was primarily due to a 13% higher average sales price of units in backlog entering the third quarter of 2023 compared to backlog entering the third quarter of 2022. The decrease in settlements is attributable primarily to a 5% lower backlog unit balance entering the third quarter of 2023 compared to backlog entering the third quarter of 2022.
Segment New Orders and the average sales price of New Orders increased 29% and 10%, respectively, in the third quarter of 2023 compared to the third quarter of 2022. New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The increase in the average sales price of New Orders was attributable to a shift in New Orders to higher priced markets within the segment, coupled with a shift in communities in certain markets quarter over quarter.
Nine Months Ended September 30, 2023 and 2022
The North East segment had an approximate $8,900, or 8%, increase in segment profit in the first nine months of 2023 compared to the first nine months of 2022. Segment profits were favorably impacted by an increase in segment revenue of approximately $21,600, or 3%, coupled with an increase in gross profit margins to 26.3% in the first nine months of 2023 from 25.3% in the first nine months of 2022. Segment revenues were favorably impacted primarily by a 6% increase in the average settlement price due primarily to an 8% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022. Gross profit margins were favorably impacted by the aforementioned increase in the average settlement price and by lower lumber prices year over year.
Segment New Orders and the average sales price of New Orders increased 8% and 10%, respectively, in the first nine months of 2023 compared to the first nine months of 2022. New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The increase in the average sales price of New Orders was attributable to a shift in New Orders to higher priced markets within the segment, coupled with a shift to higher priced communities in certain markets year over year.
Mid East
Three Months Ended September 30, 2023 and 2022
The Mid East segment had an approximate $17,200, or 19%, decrease in segment profit in the third quarter of 2023 compared to the third quarter of 2022, due primarily to a decrease in segment revenues of approximately $101,300, or 18%. Segment revenues decreased due to an 18% decrease in the number of units settled which was attributable to a 21% lower backlog balance entering the third quarter of 2023 compared to the same period of 2022, offset partially by a higher backlog turnover rate quarter over quarter. The segment's gross profit margin percentage remained relatively flat quarter over quarter.
Segment New Orders decreased 4% in the third quarter of 2023 compared to the second quarter of 2022, while the average sales price of New Orders remained relatively flat. New Orders were negatively impacted by a 13% decrease in the number of active communities quarter over quarter, offset partially by improved demand as previously discussed in the "Consolidated Homebuilding" section above.
Nine Months Ended September 30, 2023 and 2022
The Mid East segment had an approximate $52,700, or 21%, decrease in segment profit in the first nine months of 2023 compared to the first nine months of 2022, due primarily to a decrease in segment revenues of approximately $269,600, or 17%, coupled with a decrease in gross profit margins. Segment revenues decreased due to a 19% decrease in settlements year over year, offset partially by a 2% increase in the average settlement price. The decrease in settlements was attributable primarily to a 39% lower backlog balance entering 2023 compared to the backlog entering 2022, offset partially by a higher backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 6% higher average sales price of units in backlog entering 2023 compared to backlog entering 2022. The segment's gross profit margin percentage decreased to 21.7% in the first nine months of 2023 from 22.3% in the first nine months of 2022. Gross profit margins were negatively impacted primarily by higher incentives and closing costs, offset partially by lower lumber costs year over year.
Segment New Orders remained relatively flat in the first nine months of 2023 compared to the first nine months of 2022, while the average sales price of New Orders decreased 3%. The average sales price of New Orders was negatively impacted by price adjustments to address affordability issues resulting from higher mortgage interest rates period over period and significant home price appreciation over the previous two years.
South East
Three Months Ended September 30, 2023 and 2022
The South East segment had an approximate $38,000, or 26%, decrease in segment profit in the third quarter of 2023 compared to the third quarter of 2022. The decrease in segment profit was primarily driven by a decrease in gross profit margins to 24.9% in the third quarter of 2023 from 30.1% in the third quarter of 2022. Gross profit margins were negatively impacted primarily by higher lot costs, incentives and closing costs, offset partially by lower lumber costs quarter over quarter. Segment revenues in the third quarter of 2023 were lower by approximately $8,000, or 1%, due to a 10% decrease in the average price of units settled, offset partially by a 9% increase in the number of units settled. The decrease in the average settlement price was primarily attributable to a 14% lower average sales price of units in backlog entering the third quarter of 2023 compared to backlog entering the third quarter of 2022. The increase in settlements is attributable to a higher backlog turnover rate quarter over quarter.
Segment New Orders increased 20% in the third quarter of 2023 compared to the third quarter of 2022, while the average sales price of New Orders decreased 3% quarter over quarter. New Orders were favorably impacted by a 24% increase in the average number of active communities quarter over quarter. In addition, New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The average sales price of New Orders was negatively impacted by price adjustments to address affordability issues resulting from higher mortgage interest rates and significant home price appreciation over the previous two years.
Nine Months Ended September 30, 2023 and 2022
The South East segment had an approximate $70,200, or 17%, decrease in segment profit in the first nine months of 2023 compared to the first nine months of 2022 due primarily to a decrease in gross profit margins to 26.3% in the first nine months of 2023 from 29.7% in the first nine months of 2022. Gross profit margins were negatively impacted primarily by higher costs for labor, certain materials, lots, incentives and closing costs, offset partially by lower lumber costs year over year. Segment revenues, the number of units settled and the average settlement price all remained relatively flat in the first nine months of 2023 compared to the first nine months of 2022.
Segment New Orders increased 25% in the first nine months of 2023 compared to the first nine months of 2022, while the average sales price of New Orders decreased 11% year over year. The increase in New Orders was primarily attributable to a 19% increase in the average number of active communities year over year. In addition, New Orders were favorably impacted by improved demand as previously discussed in the "Consolidated Homebuilding" section above. The average sales price of New Orders was negatively impacted by price adjustments to address affordability issues resulting from higher mortgage interest rates and significant home price appreciation over the previous two years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Homebuilding consolidated gross profit:
Mid Atlantic	$281,230	$346,395	$775,983	$988,595
North East	67,861	67,092	180,389	167,958
Mid East	103,918	128,529	278,983	345,785
South East	156,846	191,612	476,319	537,947
Consolidation adjustments and other	380	(86,640)	(22,393)	(50,100)
Homebuilding consolidated gross profit	$610,235	$646,988	$1,689,281	$1,990,185

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Homebuilding consolidated income before taxes:
Mid Atlantic	$212,826	$272,860	$567,119	$774,380
North East	48,787	49,614	125,779	116,839
Mid East	75,136	92,364	193,360	246,059
South East	107,666	145,619	339,723	409,895
Reconciling items:
Contract land deposit reserve adjustment (1)	(3,783)	(8,736)	6,696	(2,391)
Equity-based compensation expense (2)	(24,665)	(25,279)	(69,356)	(56,251)
Corporate capital allocation (3)	74,171	81,020	215,862	228,276
Unallocated corporate overhead	(38,376)	(22,565)	(130,701)	(100,109)
Consolidation adjustments and other (4)	16,947	(66,182)	10,948	(15,417)
Corporate interest expense	(6,583)	(6,803)	(20,126)	(31,374)
Corporate interest income	38,680	9,017	101,963	12,856
Reconciling items sub-total	56,391	(39,528)	115,286	35,590
Homebuilding consolidated income before taxes	$500,806	$520,929	$1,341,267	$1,582,763

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The increase in equity-based compensation expense for the nine-month period ended September 30, 2023 was primarily attributable to a four-year block grant of Options and RSUs issued in May 2022.

(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Corporate capital allocation charge:
Mid Atlantic	$33,994	$37,305	$102,509	$108,514
North East	8,944	7,994	24,542	23,238
Mid East	9,974	14,509	29,453	38,801
South East	21,259	21,212	59,358	57,723
Total	$74,171	$81,020	$215,862	$228,276

(4)The consolidation adjustments and other for the three and nine month periods of 2023 and 2022 is primarily driven by units under construction as well as significant fluctuations in lumber prices year over year. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled. In both the three and nine month periods of 2023, the consolidation adjustment was favorably impacted by a reduction in the number of units under construction year over year, resulting in a decrease in intercompany profits deferred, as compared to the three and nine month periods of 2022. In the three month period of 2022, the consolidation adjustment was negatively impacted by the recognition of previously deferred home package costs that included significantly higher priced lumber.

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2023 and 2022
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment's customers. NVRM sells all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loan closing volume:
Total principal	$1,621,599	$1,656,186	$4,240,529	$4,788,751

Loan volume mix:
Adjustable rate mortgages	2%	8%	3%	8%
Fixed-rate mortgages	98%	92%	97%	92%

Operating profit:
Segment profit	$39,921	$18,993	$107,191	$97,899
Equity-based compensation expense	(1,387)	(1,407)	(4,132)	(2,190)
Mortgage banking income before tax	$38,534	$17,586	$103,059	$95,709

Capture rate:	89%	81%	86%	84%

Mortgage banking fees:
Net gain on sale of loans	$46,767	$25,222	$127,898	$120,035
Title services	9,753	12,154	30,068	35,327
Servicing fees	96	79	155	156
	$56,616	$37,455	$158,121	$155,518

Loan closing volume for the three and nine months ended September 30, 2023 decreased by approximately $34,600, or 2%, and $548,200, or 11%, respectively, from the same periods in 2022. The decrease in loan closing volume during the three months ended September 30, 2023 was primarily attributable to the 6% decrease in the homebuilding segment’s number of units settled, partially offset by the higher capture rate in the period. The decrease in loan closing volume during the nine months ended September 30, 2023 was primarily attributable to the 10% decrease in the homebuilding segment’s number of units settled compared to the same period in 2022.

Segment profit for the three months ended September 30, 2023 increased by approximately $20,900, or 110%, from the same period in 2022. This increase was primarily attributable to an increase of approximately $19,200, or 51%, in mortgage banking fees, primarily due to an increase in gains on sales of loans in the third quarter.

Segment profit for the nine months ended September 30, 2023 increased by approximately $9,300, or 9%, from the same period in 2022. This increase was primarily attributable to an increase in net interest income and a decrease in general and administrative expenses. Net interest income increased by approximately $4,000, or 56%, primarily due to an increase in mortgage interest rates in 2023 as compared to 2022. General and administrative expenses decreased by approximately $3,100, or 4%, during the nine months ended September 30, 2023 resulting from a decrease in personnel costs.

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
Effective Tax Rate
Our effective tax rate for the three and nine months ended September 30, 2023 was 19.7% and 18.2%, respectively, compared to 23.6% and 24.3% for the three and nine months ended September 30, 2022, respectively. The decrease in the effective tax rate in the three and nine month periods of 2023 compared to the same periods in 2022 was primarily attributable to a higher income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $31,900 and $111,000 for the three and nine months ended September 30, 2023, respectively, and approximately $10,600 and $27,700 for the three and nine months ended September 30, 2022, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of September 30, 2023, we had approximately $2,900,000 in cash and cash equivalents, approximately $287,500 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
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
(ii) Payment obligations totaling approximately $340,500 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 13 of this Quarterly Report on Form 10-Q for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2023. For the nine months ended September 30, 2023, we repurchased 134,751 shares of our common stock at an aggregate purchase price of $795,387. As of September 30, 2023, we had approximately $212,300 available under a Board approved repurchase authorization.

Capital Resources
Senior Notes
As of September 30, 2023, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes at September 30, 2023.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $12,500 outstanding at September 30, 2023. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement at September 30, 2023.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the "Repurchase Agreement") which provides for aggregate borrowings up to $150,000 and is non-recourse to NVR. In July 2023, NVRM entered into the First Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 17, 2024. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. At September 30, 2023, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There was no borrowings outstanding under the Repurchase Agreement at September 30, 2023.
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Cash Flows
For the nine months ended September 30, 2023, cash, restricted cash, and cash equivalents increased by $395,476.  Net cash provided by operating activities was $1,002,287 for the nine months ended September 30, 2023, due primarily to cash provided by earnings. Cash was primarily used to fund the increase in inventory of $215,498, attributable to an increase in units under construction at September 30, 2023 compared to December 31, 2022 and a net use of approximately $23,000 from mortgage loan activity.
Net cash used in investing activities for the nine months ended September 30, 2023 was $17,354. Cash was used primarily for purchases of property, plant and equipment of $18,531.
Net cash used in financing activities was $589,457 for the nine months ended September 30, 2023.  Cash was used to repurchase 134,751 shares of our common stock at an aggregate purchase price of $795,387 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $207,163.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the nine months ended September 30, 2023. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2023, we fully utilized the remaining amount available under of $500 million share repurchase authorization that was publicly announced on August 3, 2022. On August 2, 2023, we publicly announced that our Board of Directors had approved a new repurchase authorization in the amount of up to $500 million. Each share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. We repurchased the following shares of our common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2023	—	$—	—	$196,560
August 1 - 31, 2023	25,067	$6,118.82	25,067	$543,180
September 1 - 30, 2023 (1)	53,683	$6,163.63	53,683	$212,297
Total	78,750	$6,149.37	78,750

(1)    Of the shares repurchased in September 2023, 6,758 shares were repurchased under the August 3, 2022 share repurchase authorization, which fully utilized the August 2022 authorization. The remaining 46,925 shares were repurchased under the August 2, 2023 share repurchase authorization.
Item 5.    Other Events
During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

NVR, Inc.

Date: November 3, 2023	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer