Form 10-Q
period 2024-03-31
NVR INC
filed 2024-05-06
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024 there were 3,132,373 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Homebuilding:
Cash and cash equivalents	$2,841,354	$3,126,472
Restricted cash	44,099	41,483
Receivables	36,306	29,000
Inventory:
Lots and housing units, covered under sales agreements with customers	1,790,687	1,674,686
Unsold lots and housing units	245,262	214,666
Land under development	59,050	36,895
Building materials and other	22,035	23,903
	2,117,034	1,950,150

Contract land deposits, net	609,407	576,551
Property, plant and equipment, net	63,095	63,716
Operating lease right-of-use assets	66,716	70,384
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	249,390	242,751
	6,068,981	6,142,087
Mortgage Banking:
Cash and cash equivalents	27,803	36,422
Restricted cash	11,537	11,067
Mortgage loans held for sale, net	332,510	222,560
Property and equipment, net	7,438	6,348
Operating lease right-of-use assets	22,008	23,541
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	60,533	152,385
	469,176	459,670
Total assets	$6,538,157	$6,601,757

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$391,591	$347,738
Accrued expenses and other liabilities	380,811	413,043
Customer deposits	355,331	334,441
Operating lease liabilities	72,052	75,797
Senior notes	912,554	913,027
	2,112,339	2,084,046
Mortgage Banking:
Accounts payable and other liabilities	57,400	127,511
Operating lease liabilities	24,037	25,475
	81,437	152,986
Total liabilities	2,193,776	2,237,032

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2024 and December 31, 2023	206	206
Additional paid-in capital	2,905,707	2,848,528
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both March 31, 2024 and December 31, 2023	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	13,759,294	13,365,025
Less treasury stock at cost – 17,387,705 and 17,360,454 shares as of March 31, 2024 and December 31, 2023, respectively	(12,320,826)	(11,849,034)
Total shareholders' equity	4,344,381	4,364,725
Total liabilities and shareholders' equity	$6,538,157	$6,601,757

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Homebuilding:
Revenues	$2,286,177	$2,131,333
Other income	40,866	32,946
Cost of sales	(1,726,213)	(1,607,910)
Selling, general and administrative	(152,503)	(143,618)
Operating income	448,327	412,751
Interest expense	(6,649)	(7,001)
Homebuilding income	441,678	405,750

Mortgage Banking:
Mortgage banking fees	47,286	46,944
Interest income	4,092	3,018
Other income	1,171	989
General and administrative	(23,358)	(22,634)
Interest expense	(177)	(257)
Mortgage banking income	29,014	28,060

Income before taxes	470,692	433,810
Income tax expense	(76,423)	(89,458)

Net income	$394,269	$344,352

Basic earnings per share	$123.76	$106.31

Diluted earnings per share	$116.41	$99.89

Basic weighted average shares outstanding	3,186	3,239

Diluted weighted average shares outstanding	3,387	3,447

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$394,269	$344,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,381	4,188
Equity-based compensation expense	17,141	22,277
Contract land deposit recoveries, net	(7,466)	(3,072)
Gain on sale of loans, net	(37,432)	(37,268)
Mortgage loans closed	(1,378,231)	(1,237,589)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,313,298	1,238,337
Distribution of earnings from unconsolidated joint ventures	1,500	1,000
Net change in assets and liabilities:
Increase in inventory	(166,884)	(77,267)
Increase in contract land deposits	(25,390)	(2,515)
Decrease in receivables	57,637	9,801
(Decrease) increase in accounts payable and accrued expenses	(46,915)	50,607
Increase in customer deposits	20,890	21,426
Other, net	(340)	(18,755)
Net cash provided by operating activities	146,458	315,522

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	—	(565)
Distribution of capital from unconsolidated joint ventures	—	180
Purchase of property, plant and equipment	(8,979)	(2,714)
Proceeds from the sale of property, plant and equipment	2,246	184
Net cash used in investing activities	(6,733)	(2,915)

Cash flows from financing activities:
Purchase of treasury stock	(496,936)	(110,048)
Principal payments on finance lease liabilities	(462)	(400)
Proceeds from the exercise of stock options	67,022	81,916
Net cash used in financing activities	(430,376)	(28,532)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(290,651)	284,075
Cash, restricted cash, and cash equivalents, beginning of the period	3,215,444	2,574,518

Cash, restricted cash, and cash equivalents, end of the period	$2,924,793	$2,858,593

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$421	$859
Income taxes paid during the period, net of refunds	$6,891	$5,423

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR”, the “Company”, "we", "us" or "our") and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three months ended March 31, 2024 and 2023, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $355,331 and $334,441 as of March 31, 2024 and December 31, 2023, respectively. We expect that substantially all of the customer deposits held as of December 31, 2023 will be recognized in revenue in 2024. Our contract assets consist of prepaid sales compensation and totaled approximately $21,700 and $17,900 as of March 31, 2024 and December 31, 2023, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures." The amendments in the ASU require disclosure of specific categories in the rate reconciliation and for the entity to provide additional information for reconciling items that meet a quantitative threshold. The ASU will be effective for our fiscal year ending December 31, 2025. The amendments in the ASU are to be applied on a prospective basis and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2023-09 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.
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
As of March 31, 2024, we controlled approximately 135,800 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $641,300 and $10,000, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three months ended March 31, 2024 and 2023, we recorded a net expense reversal of approximately $7,500 and $3,100, respectively, primarily related to previously impaired lot deposits based on market conditions. Our contract land deposit asset is shown net of a $45,932 and $53,397 impairment reserve as of March 31, 2024 and December 31, 2023, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 22,400 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $14,100 as of March 31, 2024, of which approximately $3,300 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of March 31, 2024 and December 31, 2023, our total risk of loss was as follows:

	March 31, 2024	December 31, 2023
Contract land deposits	$655,339	$629,948
Loss reserve on contract land deposits	(45,932)	(53,397)
Contract land deposits, net	609,407	576,551
Contingent obligations in the form of letters of credit	9,993	7,769
Total risk of loss	$619,400	$584,320

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
As of March 31, 2024, we had an aggregate investment totaling approximately $28,100 in four JVs that are expected to produce approximately 5,150 finished lots, of which approximately 4,800 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $11,500 to one of the JVs as of March 31, 2024. As of December 31, 2023, our aggregate investment in JVs totaled approximately $29,200. Investments in JVs for the respective periods are reported in the homebuilding “Other assets” line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of March 31, 2024.
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
4.    Land Under Development
On a limited basis, we directly acquire raw land parcels already zoned for its intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes. During the first quarter of 2024, we purchased a raw land parcel for approximately $20,000, which is expected to produce approximately 850 lots.
As of March 31, 2024, we owned land with a carrying value of $59,050 that we intend to develop into approximately 2,600 finished lots. As of December 31, 2023, the carrying value of land under development was $36,895. None of the raw parcels had any indicators of impairment as of March 31, 2024.
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
The following table reflects the changes in our capitalized interest during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Interest capitalized, beginning of period	$151	$570
Interest incurred	6,879	7,004
Interest charged to interest expense	(6,826)	(7,258)
Interest charged to cost of sales	(22)	(111)
Interest capitalized, end of period	$182	$205

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Weighted average number of shares outstanding used to calculate basic EPS	3,185,664	3,239,263
Dilutive securities:
Stock options and restricted share units	201,282	208,211
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,386,946	3,447,474
The following non-qualified stock options ("Options") and restricted share units ("RSUs") issued under equity incentive plans were outstanding during the three months ended March 31, 2024 and 2023, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Anti-dilutive securities	4,670	184,114

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended March 31, 2024 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2023	$206	$2,848,528	$13,365,025	$(11,849,034)	$(16,710)	$16,710	$4,364,725

Net income	—	—	394,269	—	—	—	394,269
Purchase of common stock for treasury	—	—	—	(498,776)	—	—	(498,776)
Equity-based compensation	—	17,141	—	—	—	—	17,141
Proceeds from Options exercised	—	67,022	—	—	—	—	67,022
Treasury stock issued upon Option exercise and RSU vesting	—	(26,984)	—	26,984	—	—	—
Balance, March 31, 2024	$206	$2,905,707	$13,759,294	$(12,320,826)	$(16,710)	$16,710	$4,344,381

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

We repurchased 66,858 and 21,174 shares of our outstanding common stock during the three months ended March 31, 2024 and 2023, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 38,977 and 43,941 shares from the treasury account during the three months ended March 31, 2024 and 2023, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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
The following table reflects the changes in our Warranty Reserve during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Warranty reserve, beginning of period	$146,283	$144,006
Provision	18,948	21,270
Payments	(22,102)	(20,845)
Warranty reserve, end of period	$143,129	$144,431

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

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee, Florida, Georgia and Kentucky
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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended March 31,
	2024	2023
Revenues:
Homebuilding Mid Atlantic	$1,017,471	$941,148
Homebuilding North East	255,669	183,430
Homebuilding Mid East	416,951	402,397
Homebuilding South East	596,086	604,358
Mortgage Banking	47,286	46,944
Total consolidated revenues	$2,333,463	$2,178,277

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Income before taxes:
Homebuilding Mid Atlantic	$189,964	$159,038
Homebuilding North East	46,858	32,060
Homebuilding Mid East	66,401	56,468
Homebuilding South East	91,405	125,409
Mortgage Banking	29,656	29,427
Total segment profit before taxes	424,284	402,402
Reconciling items:
Contract land deposit reserve adjustment (1)	7,466	3,591
Equity-based compensation expense (2)	(17,141)	(22,277)
Corporate capital allocation (3)	77,061	69,074
Unallocated corporate overhead	(51,705)	(45,965)
Consolidation adjustments and other	(2,271)	4,000
Corporate interest expense	(6,595)	(6,954)
Corporate interest income	39,593	29,939
Reconciling items sub-total	46,408	31,408
Consolidated income before taxes	$470,692	$433,810

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The decrease in equity-based compensation expense for the three-month period ended March 31, 2024 was primarily attributable to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$33,919	$33,179
Homebuilding North East	9,580	7,325
Homebuilding Mid East	9,865	9,660
Homebuilding South East	23,697	18,910
Total	$77,061	$69,074

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets:
Homebuilding Mid Atlantic	$1,303,144	$1,252,360
Homebuilding North East	359,845	314,904
Homebuilding Mid East	384,693	368,154
Homebuilding South East	889,083	796,505
Mortgage Banking	461,829	452,323
Total segment assets	3,398,594	3,184,246
Reconciling items:
Cash and cash equivalents	2,841,354	3,126,472
Deferred taxes	149,958	148,005
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	66,716	70,384
Finance lease right-of-use assets	14,594	13,310
Contract land deposit reserve	(45,932)	(53,397)
Consolidation adjustments and other	63,505	63,369
Reconciling items sub-total	3,139,563	3,417,511
Consolidated assets	$6,538,157	$6,601,757

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of March 31, 2024 and December 31, 2023 were $795,510 and $803,646, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of March 31, 2024 and December 31, 2023 were $912,554 and $913,027, respectively.
Due to the short term nature of our cash equivalents, we believe that insignificant differences exist between their carrying value and fair value.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM, and some of these commitments include a prepaid float down option. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. As of March 31, 2024, there were rate lock commitments to

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
extend credit to borrowers aggregating $2,098,953 and open forward delivery contracts aggregating $2,045,587, which hedge both the rate lock commitments and closed loans held for sale.
The fair value of NVRM’s rate lock commitments to borrowers and the related input levels include, as applicable:
i)the assumed gain/loss of the expected resultant loan sale (Level 2);
ii)the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
iii)the value of the servicing rights associated with the loan (Level 2).
The assumed gain/loss considers the excess servicing to be received or buydown fees to be paid upon securitization of the loan. The excess servicing and buydown fees are calculated pursuant to contractual terms with investors. To calculate the effects of interest rate movements, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. NVRM sells its loans primarily on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. NVRM assumes a fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience and market conditions.
The fair value of NVRM’s forward sales contracts to investors solely considers the market price movement of the same type of security between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of March 31, 2024, the fair value of loans held for sale of $332,510 included on the accompanying condensed consolidated balance sheet was increased by $9,740 from the aggregate principal balance of $322,770. As of December 31, 2023, the fair value of loans held for sale of $222,560 was increased by $6,349 from the aggregate principal balance of $216,211.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2024	December 31, 2023
Rate lock commitments:
Gross assets	$41,474	$61,150
Gross liabilities	3,263	168
Net rate lock commitments	$38,211	$60,982
Forward sales contracts:
Gross assets	$1,432	$8
Gross liabilities	4,520	18,305
Net forward sales contracts	$(3,088)	$(18,297)
As of both March 31, 2024 and December 31, 2023, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The fair value measurement as of March 31, 2024 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$2,098,953	$3,864	$8,141	$26,206	$—	$38,211
Forward sales contracts	$2,045,587	—	—	—	(3,088)	(3,088)
Mortgages held for sale	$322,770	1,038	4,317	4,385	—	9,740
Total fair value measurement		$4,902	$12,458	$30,591	$(3,088)	$44,863

The total fair value measurement as of December 31, 2023 was a net gain of $49,034. NVRM a recorded fair value adjustment to expense of $4,171 and a fair value adjustment to income of $42,188 for the three months ended March 31, 2024 and March 31, 2023, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of March 31, 2024, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of March 31, 2024.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $15,700 was outstanding as of March 31, 2024. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Facility as of March 31, 2024.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The Repurchase Agreement expires on July 17, 2024. As of March 31, 2024, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain plant equipment and one of our production facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $14,594 and $16,349, respectively, as of March 31, 2024, and $13,310 and $14,965, respectively, as of December 31, 2023. Our leases have remaining lease terms of up to 16.4 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Lease expense
Operating lease expense	$9,347	$9,140
Finance lease expense:
Amortization of ROU assets	562	502
Interest on lease liabilities	113	105
Short-term lease expense	7,900	7,492
Total lease expense	$17,922	$17,239

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
Other information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,511	$7,316
Operating cash flows from finance leases	113	105
Financing cash flows from finance leases	462	400

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,390	$13,247
Finance leases	$1,846	$249

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	5.8	5.8
Finance leases	9.5	9.9

Weighted-average discount rate:
Operating leases	4.2%	4.2%
Finance leases	3.4%	3.1%

14.    Income Taxes
Our effective tax rate for the three months ended March 31, 2024 was 16.2% compared to 20.6% for the three months ended March 31, 2023. The decrease in the effective tax rate quarter over quarter is primarily attributable to recognizing a higher income tax benefit related to excess tax benefits from stock option exercises in the first quarter of 2024. For the three months ended March 31, 2024 and 2023, we recognized $43,793 and $23,245, respectively, in such income tax benefits.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward-looking statements. Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; the economic impact of a major epidemic or pandemic; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control. We undertake no obligation to update such forward-looking statements except as required by law. For additional information regarding risk factors, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2024 and 2023
Business Environment and Current Outlook
Demand for new homes remained solid in the first quarter of 2024 despite continued affordability issues driven by high mortgage interest rates and home prices. New home demand continues to be favorably impacted by a limited supply of homes in the resale market; however, we expect that affordability issues, inflationary pressures, interest rate volatility and the possibility of an economic slowdown may weigh on future demand. We also expect to continue to face cost pressures related to building materials, labor and land costs which will impact profit margins based on our ability to manage these costs while balancing sales pace and home prices. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee, Florida, Georgia and Kentucky
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
As of March 31, 2024, we controlled approximately 143,200 lots as described below.
Lot Purchase Agreements
We controlled approximately 135,800 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $641,300 and $10,000, respectively. Included in the number of controlled lots are approximately 9,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $45,900 as of March 31, 2024.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $28,100 in four JVs, expected to produce approximately 5,150 lots. Of the lots to be produced by the JVs, approximately 4,800 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $11,500 to one of the JVs as of March 31, 2024.
Land Under Development
We owned land with a carrying value of approximately $59,000 that we intend to develop into approximately 2,600 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 22,400 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  As of March 31, 2024, these properties are controlled with deposits in cash totaling approximately $14,100, of which approximately $3,300 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the first quarter of 2024 totaled $2,333,463, a 7% increase from the first quarter of 2023.  Net income for the first quarter ended March 31, 2024 was $394,269, or $116.41 per diluted share, increases of 14% and 17% when compared to net income and diluted earnings per share in the first quarter of 2023, respectively.  Our homebuilding gross profit margin percentage decreased slightly to 24.5% in the first quarter of 2024 from 24.6% in the first quarter of 2023. New orders, net of cancellations (“New Orders”) increased by 3% in the first quarter of 2024 compared to the first quarter of 2023. The average sales price for New Orders in the first quarter of 2024 was $454.3, an increase of 3% compared to the first quarter of 2023.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended March 31,
	2024	2023
Financial Data:
Revenues	$2,286,177	$2,131,333
Cost of sales	$1,726,213	$1,607,910
Gross profit margin percentage	24.5%	24.6%
Selling, general and administrative expenses	$152,503	$143,618
Operating Data:
New orders (units)	6,049	5,888
Average new order price	$454.3	$441.2
Settlements (units)	5,089	4,639
Average settlement price	$449.2	$459.4
Backlog (units)	11,189	10,411
Average backlog price	$466.4	$460.3
New order cancellation rate	13.1%	13.9%

Consolidated Homebuilding - Three Months Ended March 31, 2024 and 2023
Homebuilding revenues increased 7% in the first quarter of 2024 compared to the same period in 2023, as a result of a 10% increase in the number of units settled offset partially by a 2% decrease in the average settlement price. The increase in the number of units settled was attributable to a 12% higher backlog unit balance entering 2024 compared to the backlog unit balance entering 2023, offset partially by a lower backlog turnover rate quarter over quarter. The decrease in the average settlement price was primarily attributable to a 2% lower average sales price of units in backlog entering 2024 compared to backlog entering 2023. The gross profit margin percentage in the first quarter of 2024 decreased slightly to 24.5%, compared to 24.6% in the first quarter of 2023.
The number of New Orders and the average sales price of New Orders both increased 3% in the first quarter of 2024 compared to the first quarter of 2023.  New Orders were favorably impacted by a 3% increase in the average number of active communities quarter over quarter. The increase in the average sales price of New Orders is primarily attributable to favorable market conditions and a relative shift to higher priced communities in certain of our reporting segments as discussed in the respective segments below.

Selling, general and administrative (“SG&A”) expense in the first quarter of 2024 increased by approximately $8,900 compared to the first quarter of 2023, but as a percentage of revenue remained flat quarter over quarter. The increase in SG&A expense was primarily attributable to an increase of approximately $9,100 in personnel costs due primarily to increased headcount quarter over quarter. This increase was offset partially by a decrease of approximately $4,300 in equity-based compensation quarter over quarter due primarily to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
Our backlog represents homes sold but not yet settled with our customers. As of March 31, 2024, our backlog increased on a unit basis by 7% to 11,189 units and on a dollar basis by 9% to $5,218,598 when compared to 10,411 units and $4,792,193, respectively, as of March 31, 2023. The increase in the number of backlog units was primarily attributable to a 12% higher backlog unit balance entering 2024 compared to the backlog unit balance entering 2023. Backlog dollars were higher primarily due to the increase in backlog units in 2024.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period.  Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our first quarter cancellation rate was approximately 13% and 14% for 2024 and 2023, respectively.  During the most recent four quarters, approximately 4% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2024 or future years. Other than those units that are cancelled, we expect to settle substantially all of our March 31, 2024 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit reserve as of March 31, 2024 and December 31, 2023 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $10,000 and $7,700 as of March 31, 2024 and December 31, 2023, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2024 and 2023.

Selected Segment Financial Data:

	Three Months Ended March 31,
	2024	2023
Revenues:
Mid Atlantic	$1,017,471	$941,148
North East	255,669	183,430
Mid East	416,951	402,397
South East	596,086	604,358

	Three Months Ended March 31,
	2024	2023
Gross profit margin:
Mid Atlantic	$261,629	$229,262
North East	67,339	49,089
Mid East	94,410	84,613
South East	145,836	167,462

	Three Months Ended March 31,
	2024	2023
Gross profit margin percentage:
Mid Atlantic	25.7%	24.4%
North East	26.3%	26.8%
Mid East	22.6%	21.0%
South East	24.5%	27.7%

	Three Months Ended March 31,
	2024	2023
Segment profit:
Mid Atlantic	$189,964	$159,038
North East	46,858	32,060
Mid East	66,401	56,468
South East	91,405	125,409

Operating Activity:

	Three Months Ended March 31,
	2024		2023
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,282	$515.4	2,235	$516.3
North East	527	$612.6	442	$573.1
Mid East	1,263	$409.9	1,317	$384.2
South East	1,977	$369.9	1,894	$361.5
Total	6,049	$454.3	5,888	$441.2

	Three Months Ended March 31,
	2024		2023
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,966	$517.5	1,795	$524.3
North East	463	$552.2	363	$505.3
Mid East	1,049	$397.5	989	$406.8
South East	1,611	$370.0	1,492	$405.1
Total	5,089	$449.2	4,639	$459.4

	As of March 31,
	2024		2023
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,410	$521.0	4,132	$530.6
North East	1,092	$628.2	964	$580.8
Mid East	2,190	$417.7	2,181	$390.1
South East	3,497	$377.5	3,134	$379.3
Total	11,189	$466.4	10,411	$460.3

	Three Months Ended March 31,
	2024	2023
New order cancellation rate:
Mid Atlantic	12.5%	15.9%
North East	15.4%	12.6%
Mid East	14.0%	13.8%
South East	12.4%	11.7%

	Three Months Ended March 31,
	2024	2023
Average active communities:
Mid Atlantic	157	162
North East	34	37
Mid East	100	113
South East	136	101
Total	427	413

Homebuilding Inventory:

	March 31, 2024	December 31, 2023
Sold inventory:
Mid Atlantic	$811,858	$796,591
North East	243,362	220,511
Mid East	276,524	268,269
South East	477,993	412,873
Total (1)	$1,809,737	$1,698,244

	March 31, 2024	December 31, 2023
Unsold lots and housing units inventory:
Mid Atlantic	$130,587	$116,165
North East	30,637	18,804
Mid East	22,868	20,559
South East	63,416	60,953
Total (1)	$247,508	$216,481
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2024	December 31, 2023
Total lots controlled:
Mid Atlantic	47,500	46,000
North East	14,500	14,300
Mid East	22,000	22,200
South East	59,200	59,000
Total	143,200	141,500

	March 31, 2024	December 31, 2023
Contract land deposits, net:
Mid Atlantic	$227,233	$222,922
North East	72,647	61,182
Mid East	48,903	46,804
South East	270,617	253,292
Total	$619,400	$584,200

Mid Atlantic
Three Months Ended March 31, 2024 and 2023
The Mid Atlantic segment had an approximate $30,900, or 19%, increase in segment profit in the first quarter of 2024 compared to the first quarter of 2023. The increase in segment profit was driven by an increase in segment revenues of approximately $76,300, or 8%, coupled with an increase in the segment's gross profit margin percentage. Segment revenues increased due to a 10% increase in the number of units settled, offset partially by a 1% decrease in the average settlement price quarter over quarter. The increase in units settled and decrease in the average settlement price were primarily attributable to an 11% higher backlog unit balance and 3% lower average sales price of units in backlog entering 2024 compared to backlog entering 2023, respectively. The Mid Atlantic segment’s gross profit margin percentage increased to 25.7% in the first quarter of 2024 from 24.4% in the first quarter of 2023. Gross profit margin was favorably impacted by the improved leveraging of certain operating costs as settlement activity increased, offset partially by higher lot and closing costs quarter over quarter.
Segment New Orders increased 2%, while the average sales price of New Orders remained relatively flat in the first quarter of 2024 compared to the first quarter of 2023. New Orders were higher due to favorable market conditions which led to a higher sales absorption rate and lower cancellation rates in the first quarter of 2024.
North East
Three Months Ended March 31, 2024 and 2023
The North East segment had an approximate $14,800, or 46%, increase in segment profit in the first quarter of 2024 compared to the first quarter of 2023, due primarily to an increase in segment revenues of approximately $72,200, or 39%. Segment revenues increased due to a 28% increase in the number of units settled and a 9% increase in the average settlement price quarter over quarter. The increase in the number of units settled was primarily attributable to a 16% higher backlog unit balance entering 2024 compared to backlog entering 2023, coupled with a higher backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 9% higher average sales price of units in backlog entering 2024 compared to backlog entering 2023. The segment’s gross profit margin percentage decreased to 26.3% in the first quarter of 2024 from 26.8% in the first quarter of 2023. Gross profit margin was negatively impacted primarily by higher lot and closing costs, offset partially by improved leveraging of certain operating costs as settlement activity increased.
Segment New Orders and the average sales price of New Orders increased 19% and 7%, respectively, in the first quarter of 2024 compared to the first quarter of 2023. The increase in New Orders was attributable to favorable market conditions which led to a higher sales absorption rate in the first quarter of 2024. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Mid East
Three Months Ended March 31, 2024 and 2023
The Mid East segment had an approximate $9,900, or 18%, increase in segment profit in the first quarter of 2024 compared to the first quarter of 2023, due primarily to an increase in segment revenues of approximately $14,600, or 4%, coupled with an increase in the segment's gross profit margin percentage. Segment revenues increased due to a 6% increase in settlements, offset partially by a 2% decrease in the average settlement price. The increase in the number of units settled was primarily attributable to a 7% higher backlog unit balance entering 2024 compared to the backlog entering 2023. The segment's gross profit margin percentage increased to 22.6% in the first quarter of 2024 from 21.0% in the first quarter of 2023. Gross profit margin was favorably impacted by the improved leveraging of certain operating costs as settlement activity increased, offset partially by higher lot and closing costs quarter over quarter.
Segment New Orders decreased 4%, while the average sales price of New Orders increased 7% in the first quarter of 2024 compared to the first quarter of 2023. The decrease in New Orders was primarily attributable to a 12% decrease in average number of active communities quarter over quarter, offset partially by a higher sales absorption rate due to favorable market conditions. The average sales price of New Orders was favorably impacted by favorable market conditions, coupled with a shift to higher priced communities in certain markets within the segment.
South East
Three Months Ended March 31, 2024 and 2023
The South East segment had an approximate $34,000, or 27%, decrease in segment profit in the first quarter of 2024 compared to the first quarter of 2023. The decrease in segment profit was primarily driven by a decrease in the segment's gross profit margin percentage, coupled with a decrease in segment revenues of approximately $8,300, or 1%. The segment’s gross profit margin percentage decreased to 24.5% in the first quarter of 2024 from 27.7% in the first quarter of 2023. Gross profit margin was negatively impacted by higher lot and closing costs quarter over quarter. The decrease in revenues is attributable to a 9% decrease in the average settlement price, partially offset by an 8% increase in the number of units settled quarter over quarter. The decrease in the average settlement price was primarily attributable to a 7% lower average sales price of units in backlog entering 2024 compared to backlog entering 2023. The increase in the number of units settled was attributable primarily to a 15% higher backlog balance entering 2024 compared to the backlog entering 2023, offset partially by a lower backlog turnover rate quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 4% and 2%, respectively, in the first quarter of 2024 compared to the first quarter of 2023. The increase in New Orders was primarily attributable to a 34% increase in average number of active communities, offset partially by a lower absorption rate within the segment quarter over quarter.
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

	Three Months Ended March 31,
	2024	2023
Homebuilding consolidated gross profit:
Mid Atlantic	$261,629	$229,262
North East	67,339	49,089
Mid East	94,410	84,613
South East	145,836	167,462
Consolidation adjustments and other	(9,250)	(7,003)
Homebuilding consolidated gross profit	$559,964	$523,423

	Three Months Ended March 31,
	2024	2023
Homebuilding consolidated income before taxes:
Mid Atlantic	$189,964	$159,038
North East	46,858	32,060
Mid East	66,401	56,468
South East	91,405	125,409
Reconciling items:
Contract land deposit recoveries (1)	7,466	3,591
Equity-based compensation expense (2)	(16,499)	(20,910)
Corporate capital allocation (3)	77,061	69,074
Unallocated corporate overhead	(51,705)	(45,965)
Consolidation adjustments and other	(2,271)	4,000
Corporate interest expense	(6,595)	(6,954)
Corporate interest income	39,593	29,939
Reconciling items sub-total	47,050	32,775
Homebuilding consolidated income before taxes	$441,678	$405,750

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The decrease in equity-based compensation expense for the three-month period ended March 31, 2024 was primarily attributable to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Corporate capital allocation charge:
Mid Atlantic	$33,919	$33,179
North East	9,580	7,325
Mid East	9,865	9,660
South East	23,697	18,910
Total	$77,061	$69,074

Mortgage Banking Segment
Three Months Ended March 31, 2024 and 2023
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells the mortgage loans it closes to investors in the secondary markets primarily on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Loan closing volume:
Total principal	$1,378,009	$1,237,283

Loan volume mix:
Adjustable rate mortgages	2%	4%
Fixed-rate mortgages	98%	96%

Operating profit:
Segment profit	$29,656	$29,427
Equity-based compensation expense	(642)	(1,367)
Mortgage banking income before tax	$29,014	$28,060

Capture rate:	86%	83%

Mortgage banking fees:
Net gain on sale of loans	$37,455	$37,268
Title services	9,787	9,652
Servicing fees	44	24
	$47,286	$46,944

Loan closing volume for the three months ended March 31, 2024 increased by approximately $140,700, or 11%, from the same period in 2023. The increase in loan closing volume during the three months ended March 31, 2024 was primarily attributable to the 10% increase in the homebuilding segment's number of units settled and the 3% increase in the capture rate in the first quarter of 2024 compared to the first quarter of 2023.
Segment profit for the three months ended March 31, 2024 increased by approximately $230, or 1%, from the same period in 2023.

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
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2024 was 16.2% compared to 20.6% for the three months ended March 31, 2023. The decrease in the effective tax rate in the first quarter of 2024 is primarily attributable to a higher income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $43,800 and $23,200 for the three months ended March 31, 2024 and March 31, 2023, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of March 31, 2024, we had approximately $2,900,000 in cash and cash equivalents, approximately $284,300 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i)     payments due to service our debt and interest on that debt. Future interest payments on our outstanding senior notes total approximately $172,050, with $27,000 due in within the next twelve months,
(ii)    payment obligations totaling approximately $379,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years, and
(iii)    obligations under operating and finance leases related primarily to office space and our production facilities (see Note 13 of this Form 10-Q for additional discussion of our leases).
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q for further discussion of repurchase activity during the first quarter of 2024. For the quarter ended March 31, 2024, we repurchased 66,858 shares of our common stock at an aggregate purchase price of $496,936. As of March 31, 2024, we had approximately $928,900 available under Board approved repurchase authorizations.

Capital Resources
Senior Notes
As of March 31, 2024, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of March 31, 2024.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $15,700 outstanding as of March 31, 2024. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement as of March 31, 2024.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the “Repurchase Agreement”) which provides for aggregate borrowings up to $150,000 and is non-recourse to NVR. The Repurchase Agreement expires on July 17, 2024. As of March 31, 2024, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There were no borrowings outstanding under the Repurchase Agreement as of March 31, 2024.
There have been no changes in our Credit Agreement or Repurchase Agreement during the three months ended March 31, 2024.  For additional information regarding lines of credit and notes payable, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
For the three months ended March 31, 2024, cash, restricted cash, and cash equivalents decreased by $290,651. Net cash provided by operating activities was $146,458, due primarily to cash provided by earnings for the three months ended March 31, 2024 and a decrease of $57,637 in receivables. Cash was primarily used to fund the increase in inventory of $166,884, attributable to an increase in units under construction as of March 31, 2024 compared to December 31, 2023 and a net use of approximately $102,000 from mortgage loan activity.
Net cash used in investing activities for the three months ended March 31, 2024 was $6,733. Cash was used primarily for purchases of property, plant and equipment of $8,979.
Net cash used in financing activities was $430,376 for the three months ended March 31, 2024. Cash was used to repurchase 66,858 shares of our common stock at an aggregate purchase price of $496,936 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $67,022.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements
See Note 1 of this Form 10-Q for additional discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2024. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We had two share repurchase authorizations outstanding during the quarter ended March 31, 2024. On November 9, 2023 and February 14, 2024, we publicly announced that our Board of Directors had approved new repurchase authorizations in the amount of up to $750 million per authorization. Each share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The following table provides information regarding common stock repurchases during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	32,995	$7,082.88	32,995	$442,170
February 1 - 29, 2024	—	$—	—	$1,192,170
March 1 - 31, 2024	33,863	$7,773.59	33,863	$928,933
Total	66,858	$7,432.72	66,858

Item 5.    Other Information
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b-5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

NVR, Inc.

Date: May 6, 2024	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer