Form 10-Q
period 2024-06-30
NVR INC
filed 2024-08-06
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024 there were 3,077,593 shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Homebuilding:
Cash and cash equivalents	$2,438,473	$3,126,472
Restricted cash	46,218	41,483
Receivables	35,491	29,000
Inventory:
Lots and housing units, covered under sales agreements with customers	1,927,451	1,674,686
Unsold lots and housing units	229,319	214,666
Land under development	61,512	36,895
Building materials and other	26,137	23,903
	2,244,419	1,950,150

Contract land deposits, net	646,341	576,551
Property, plant and equipment, net	79,057	63,716
Operating lease right-of-use assets	73,345	70,384
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	258,172	242,751
	5,863,096	6,142,087
Mortgage Banking:
Cash and cash equivalents	31,123	36,422
Restricted cash	13,132	11,067
Mortgage loans held for sale, net	392,943	222,560
Property and equipment, net	7,069	6,348
Operating lease right-of-use assets	20,758	23,541
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	71,820	152,385
	544,192	459,670
Total assets	$6,407,288	$6,601,757

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$421,457	$347,738
Accrued expenses and other liabilities	405,338	413,043
Customer deposits	369,274	334,441
Operating lease liabilities	78,563	75,797
Senior notes	912,078	913,027
	2,186,710	2,084,046
Mortgage Banking:
Accounts payable and other liabilities	63,960	127,511
Operating lease liabilities	22,710	25,475
	86,670	152,986
Total liabilities	2,273,380	2,237,032

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2024 and December 31, 2023	206	206
Additional paid-in capital	2,935,053	2,848,528
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both June 30, 2024 and December 31, 2023	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	14,160,198	13,365,025
Less treasury stock at cost – 17,465,064 and 17,360,454 shares as of June 30, 2024 and December 31, 2023, respectively	(12,961,549)	(11,849,034)
Total shareholders' equity	4,133,908	4,364,725
Total liabilities and shareholders' equity	$6,407,288	$6,601,757

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Homebuilding:
Revenues	$2,547,891	$2,283,769	$4,834,068	$4,415,102
Other income	36,184	34,259	77,050	67,205
Cost of sales	(1,947,616)	(1,728,146)	(3,673,829)	(3,336,056)
Selling, general and administrative	(141,213)	(148,543)	(293,716)	(292,161)
Operating income	495,246	441,339	943,573	854,090
Interest expense	(6,710)	(6,628)	(13,359)	(13,629)
Homebuilding income	488,536	434,711	930,214	840,461

Mortgage Banking:
Mortgage banking fees	64,566	54,561	111,852	101,505
Interest income	4,672	3,823	8,764	6,841
Other income	1,333	1,102	2,504	2,091
General and administrative	(25,351)	(22,854)	(48,709)	(45,488)
Interest expense	(188)	(167)	(365)	(424)
Mortgage banking income	45,032	36,465	74,046	64,525

Income before taxes	533,568	471,176	1,004,260	904,986
Income tax expense	(132,664)	(67,149)	(209,087)	(156,607)

Net income	$400,904	$404,027	$795,173	$748,379

Basic earnings per share	$128.21	$123.84	$251.94	$230.20

Diluted earnings per share	$120.69	$116.54	$237.05	$216.52

Basic weighted average shares outstanding	3,127	3,263	3,156	3,251

Diluted weighted average shares outstanding	3,322	3,467	3,355	3,456

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$795,173	$748,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,737	8,405
Equity-based compensation expense	35,242	47,436
Contract land deposit recoveries, net	(8,791)	(9,999)
Gain on sale of loans, net	(91,861)	(81,131)
Mortgage loans closed	(2,910,238)	(2,620,507)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,834,526	2,542,359
Distribution of earnings from unconsolidated joint ventures	1,500	2,000
Net change in assets and liabilities:
Increase in inventory	(294,269)	(231,814)
Increase in contract land deposits	(60,999)	(10,630)
Decrease in receivables	49,473	4,183
Decrease in accounts payable and accrued expenses	(5,072)	(89,815)
Increase in customer deposits	34,833	54,959
Other, net	(9,104)	(19,621)
Net cash provided by operating activities	379,150	344,204

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(899)	(1,224)
Distribution of capital from unconsolidated joint ventures	2,715	180
Purchase of property, plant and equipment	(15,411)	(11,448)
Proceeds from the sale of property, plant and equipment	2,450	2,039
Net cash used in investing activities	(11,145)	(10,453)

Cash flows from financing activities:
Purchase of treasury stock	(1,135,912)	(311,125)
Principal payments on finance lease liabilities	(1,055)	(811)
Proceeds from the exercise of stock options	82,464	161,724
Net cash used in financing activities	(1,054,503)	(150,212)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(686,498)	183,539
Cash, restricted cash, and cash equivalents, beginning of the period	3,215,444	2,574,518

Cash, restricted cash, and cash equivalents, end of the period	$2,528,946	$2,758,057

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$14,424	$14,781
Income taxes paid during the period, net of refunds	$164,007	$262,608

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three and six months ended June 30, 2024 and 2023, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $369,274 and $334,441 as of June 30, 2024 and December 31, 2023, respectively. We expect that substantially all of the customer deposits held as of December 31, 2023 will be recognized in revenue in 2024. Our contract assets consist of prepaid sales compensation and totaled approximately $25,300 and $17,900 as of June 30, 2024 and December 31, 2023, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of June 30, 2024, we controlled approximately 142,300 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $673,900 and $10,400, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three and six months ended June 30, 2024, we recorded a net expense reversal of approximately $1,300 and $8,800, respectively, related to previously impaired lot deposits based on current market conditions. For the three and six months ended June 30, 2023, we recorded a net expense reversal of approximately $6,900 and $10,000, respectively, related to previously impaired lot deposits. Our contract land deposit asset is shown net of a $44,607 and $53,397 impairment reserve as of June 30, 2024 and December 31, 2023, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 30,400 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $17,000 as of June 30, 2024, of which approximately $4,300 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of June 30, 2024 and December 31, 2023, our total risk of loss was as follows:

	June 30, 2024	December 31, 2023
Contract land deposits	$690,948	$629,948
Loss reserve on contract land deposits	(44,607)	(53,397)
Contract land deposits, net	646,341	576,551
Contingent obligations in the form of letters of credit	10,430	7,769
Total risk of loss	$656,771	$584,320

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
As of June 30, 2024, we had an aggregate investment totaling approximately $27,100 in four JVs that are expected to produce approximately 5,150 finished lots, of which approximately 4,800 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $10,600 to one of the JVs as of June 30, 2024. As of December 31, 2023, our aggregate investment in JVs totaled approximately $29,200. Investments in JVs for the respective periods are reported in the homebuilding "Other assets" line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of June 30, 2024.
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
As of June 30, 2024, we owned land with a carrying value of $61,512 that will be developed into approximately 2,600 finished lots. As of December 31, 2023, the carrying value of land under development was $36,895. None of the raw parcels had any indicators of impairment as of June 30, 2024.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table reflects the changes in our capitalized interest during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest capitalized, beginning of period	$182	$205	$151	$570
Interest incurred	6,962	6,822	13,841	13,826
Interest charged to interest expense	(6,898)	(6,795)	(13,724)	(14,053)
Interest charged to cost of sales	(40)	(43)	(62)	(154)
Interest capitalized, end of period	$206	$189	$206	$189

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average number of shares outstanding used to calculate basic EPS	3,126,831	3,262,529	3,156,247	3,250,960
Dilutive securities:
Stock options and restricted share units	194,823	204,407	198,272	205,446
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,321,654	3,466,936	3,354,519	3,456,406
The following non-qualified stock options ("Options") and restricted stock units ("RSUs") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2024 and 2023, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive securities	4,864	14,610	4,894	175,338

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended June 30, 2024 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2024	$206	$2,905,707	$13,759,294	$(12,320,826)	$(16,710)	$16,710	$4,344,381

Net income	—	—	400,904	—	—	—	400,904
Purchase of common stock for treasury	—	—	—	(644,920)	—	—	(644,920)
Equity-based compensation	—	18,101	—	—	—	—	18,101
Proceeds from Options exercised	—	15,442	—	—	—	—	15,442
Treasury stock issued upon Option exercise	—	(4,197)	—	4,197	—	—	—
Balance, June 30, 2024	$206	$2,935,053	$14,160,198	$(12,961,549)	$(16,710)	$16,710	$4,133,908

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the six months ended June 30, 2024 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2023	$206	$2,848,528	$13,365,025	$(11,849,034)	$(16,710)	$16,710	$4,364,725

Net income	—	—	795,173	—	—	—	795,173
Purchase of common stock for treasury	—	—	—	(1,143,696)	—	—	(1,143,696)
Equity-based compensation	—	35,242	—	—	—	—	35,242
Proceeds from Options exercised	—	82,464	—	—	—	—	82,464
Treasury stock issued upon Option exercise and RSU vesting	—	(31,181)	—	31,181	—	—	—
Balance, June 30, 2024	$206	$2,935,053	$14,160,198	$(12,961,549)	$(16,710)	$16,710	$4,133,908

We repurchased 83,168 and 150,026 shares of our outstanding common stock during the three and six months ended June 30, 2024, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 5,809 and 44,786 shares from the treasury account during the three and six months ended June 30, 2024, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the six months ended June 30, 2023 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2022	$206	$2,600,014	$11,773,414	$(10,866,785)	$(16,710)	$16,710	$3,506,849

Net income	—	—	748,379	—	—	—	748,379
Purchase of common stock for treasury	—	—	—	(311,125)	—	—	(311,125)
Equity-based compensation	—	47,436	—	—	—	—	47,436
Proceeds from Options exercised	—	161,724	—	—	—	—	161,724
Treasury stock issued upon Option exercise	—	(61,487)	—	61,487	—	—	—
Balance, June 30, 2023	$206	$2,747,687	$12,521,793	$(11,116,423)	$(16,710)	$16,710	$4,153,263

We repurchased 34,827 and 56,001 shares of our outstanding common stock during the three and six months ended June 30, 2023, respectively. We issued 53,615 and 97,556 shares from the treasury account during the three and six months ended June 30, 2023, respectively, in settlement of Option exercises.
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
The following table reflects the changes in our Warranty Reserve during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty reserve, beginning of period	$143,129	$144,431	$146,283	$144,006
Provision	23,273	22,312	42,221	43,582
Payments	(23,061)	(24,323)	(45,163)	(45,168)
Warranty reserve, end of period	$143,341	$142,420	$143,341	$142,420

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
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Homebuilding Mid Atlantic	$1,133,685	$1,058,794	$2,151,155	$1,999,942
Homebuilding North East	287,334	232,926	543,004	416,356
Homebuilding Mid East	433,996	411,682	850,947	814,079
Homebuilding South East	692,876	580,367	1,288,962	1,184,725
Mortgage Banking	64,566	54,561	111,852	101,505
Total consolidated revenues	$2,612,457	$2,338,330	$4,945,920	$4,516,607

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before taxes:
Homebuilding Mid Atlantic	$209,166	$195,254	$399,130	$354,292
Homebuilding North East	54,372	44,932	101,229	76,992
Homebuilding Mid East	63,588	61,756	129,989	118,224
Homebuilding South East	94,442	106,648	185,847	232,058
Mortgage Banking	46,234	37,843	75,890	67,270
Total segment profit before taxes	467,802	446,433	892,085	848,836
Reconciling items:
Contract land deposit reserve adjustment (1)	1,325	6,888	8,791	10,479
Equity-based compensation expense (2)	(18,101)	(25,159)	(35,242)	(47,436)
Corporate capital allocation (3)	82,494	72,617	159,555	141,691
Unallocated corporate overhead	(33,816)	(46,360)	(85,520)	(92,325)
Consolidation adjustments and other	6,363	(9,998)	4,092	(5,999)
Corporate interest expense	(6,670)	(6,589)	(13,265)	(13,543)
Corporate interest income	34,171	33,344	73,764	63,283
Reconciling items sub-total	65,766	24,743	112,175	56,150
Consolidated income before taxes	$533,568	$471,176	$1,004,260	$904,986

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The decrease in equity-based compensation expense for the three and six-month periods ended June 30, 2024 was primarily attributable to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$34,978	$35,337	$68,897	$68,516
Homebuilding North East	10,298	8,272	19,878	15,597
Homebuilding Mid East	11,055	9,819	20,920	19,479
Homebuilding South East	26,163	19,189	49,860	38,099
Total	$82,494	$72,617	$159,555	$141,691

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets:
Homebuilding Mid Atlantic	$1,349,090	$1,252,360
Homebuilding North East	375,447	314,904
Homebuilding Mid East	433,214	368,154
Homebuilding South East	944,560	796,505
Mortgage Banking	536,845	452,323
Total segment assets	3,639,156	3,184,246
Reconciling items:
Cash and cash equivalents	2,438,473	3,126,472
Deferred taxes	152,359	148,005
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	73,345	70,384
Finance lease right-of-use assets	29,838	13,310
Contract land deposit reserve	(44,607)	(53,397)
Consolidation adjustments and other	69,356	63,369
Reconciling items sub-total	2,768,132	3,417,511
Consolidated assets	$6,407,288	$6,601,757

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of June 30, 2024 and December 31, 2023 were $795,816 and $803,646, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of June 30, 2024 and December 31, 2023 were $912,078 and $913,027, respectively.
Due to the short term nature of our cash equivalents, we believe that insignificant differences exist between their carrying value and fair value.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. As of June 30, 2024, there were contractual commitments to extend credit to borrowers aggregating $2,485,351 and

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
open forward delivery contracts aggregating $2,476,295, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of June 30, 2024, the fair value of loans held for sale of $392,943 included on the accompanying condensed consolidated balance sheet was increased by $6,367 from the aggregate principal balance of $386,576. As of December 31, 2023, the fair value of loans held for sale of $222,560 was increased by $6,349 from the aggregate principal balance of $216,211.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2024	December 31, 2023
Rate lock commitments:
Gross assets	$45,257	$61,150
Gross liabilities	7,934	168
Net rate lock commitments	$37,323	$60,982
Forward sales contracts:
Gross assets	$5,676	$8
Gross liabilities	3,834	18,305
Net forward sales contracts	$1,842	$(18,297)
As of June 30, 2024, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets," on the accompanying condensed consolidated balance sheets. As of December 31,

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
2023, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accounts payable and other liabilities".
The fair value measurement as of June 30, 2024 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$2,485,351	$10,553	$(3,686)	$30,456	$—	$37,323
Forward sales contracts	$2,476,295	—	—	—	1,842	1,842
Mortgages held for sale	$386,576	2,020	(937)	5,284	—	6,367
Total fair value measurement		$12,573	$(4,623)	$35,740	$1,842	$45,532

The total fair value measurement as of December 31, 2023 was a net gain of $49,034. NVRM recorded a fair value adjustment to income of $668 for the three months ended June 30, 2024, and recorded a fair value adjustment to expense of $3,502 for the six months ended June 30, 2024. NVRM recorded a fair value adjustment to income of $301 and $42,489 for the three and six months ended June 30, 2023, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of June 30, 2024, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of June 30, 2024.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $16,100 was outstanding as of June 30, 2024. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Facility as of June 30, 2024.

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
Effective July 16, 2024, NVRM entered into the Second Amendment to Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer (the "Amended MRA"), which extended the term of the Repurchase Agreement through July 14, 2025. All other terms and conditions under the Amended Repurchase Agreement remained materially consistent. As of June 30, 2024, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease Right-of-use ("ROU") assets and finance lease liabilities were $29,838 and $31,767, respectively, as of June 30, 2024, and $13,310 and $14,965, respectively, as of December 31, 2023. Our leases have remaining lease terms of up to 16.2 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expense
Operating lease expense	$9,514	$9,475	$18,861	$18,615
Finance lease expense:
Amortization of ROU assets	767	511	1,329	1,013
Interest on lease liabilities	239	105	352	211
Short-term lease expense	8,179	7,531	16,079	15,023
Total lease expense	$18,699	$17,622	$36,621	$34,862

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,802	$7,420	$15,313	$14,736
Operating cash flows from finance leases	239	105	352	211
Financing cash flows from finance leases	593	411	1,055	811

ROU assets obtained in exchange for lease obligations:
Operating leases	$12,101	$10,090	$13,491	$23,337
Finance leases	$16,011	$250	$17,857	$499

			June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases			6.1	5.8
Finance leases			10.7	9.9

Weighted-average discount rate:
Operating leases			4.4%	4.2%
Finance leases			4.6%	3.1%

14.    Income Taxes
Our effective tax rate for the three and six months ended June 30, 2024 was 24.9% and 20.8%, respectively, compared to 14.3% and 17.3% for the three and six months ended June 30, 2023, respectively. The increase in the effective tax rate in the three and six month periods of 2024 compared to the same periods in 2023 was primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
totaled $6,815 and $50,608 for the three and six months ended June 30, 2024, respectively, and $55,906 and $79,151 for the three and six months ended June 30, 2023, respectively.

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
Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Business Environment and Current Outlook
Consistent with the first quarter of 2024, demand for new homes remained solid in the second quarter of 2024 despite continued affordability issues driven by high mortgage interest rates and home prices. New home demand continues to be favorably impacted by a limited supply of homes in the resale market; however, we expect that affordability issues, inflationary pressures, interest rate volatility and economic uncertainty may weigh on future demand. We also expect to continue to face cost pressures related to building materials, labor and land costs which will impact profit margins based on our ability to manage these costs while balancing sales pace and home prices. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
In certain specific strategic circumstances we engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of raw ground, we determine whether to sell the raw parcel to a developer and enter into an LPA with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all our finished lot inventory using LPAs with forfeitable deposits.
As of June 30, 2024, we controlled approximately 149,700 lots as described below.
Lot Purchase Agreements
We controlled approximately 142,300 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $673,900 and $10,400, respectively. Included in the number of controlled lots are approximately 9,700 lots for which we have recorded a contract land deposit impairment reserve of approximately $44,600 as of June 30, 2024.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $27,100 in four JVs, expected to produce approximately 5,150 lots. Of the lots to be produced by the JVs, approximately 4,800 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $10,600 to one of the JVs as of June 30, 2024.
Land Under Development
We owned land with a carrying value of approximately $61,500 that will be developed into approximately 2,600 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.

Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 30,400 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. As of June 30, 2024, these properties are controlled with deposits in cash totaling approximately $17,000, of which approximately $4,300 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the second quarter of 2024 totaled $2,612,457, a 12% increase from the second quarter of 2023. Net income for the second quarter ended June 30, 2024 was $400,904, or $120.69 per diluted share. For the second quarter ended June 30, 2024, net income decreased 1% and diluted earnings per share increased 4% when compared to net income and diluted earnings per share for the second quarter of 2023, respectively. Our homebuilding gross profit margin percentage decreased to 23.6% in the second quarter of 2024 from 24.3% in the second quarter of 2023. New orders, net of cancellations (“New Orders”) increased by 3% in the second quarter of 2024 compared to the second quarter of 2023. The New Order cancellation rate for the second quarter of 2024 increased to 12.9% from 10.9% in the same period in 2023. The average sales price for New Orders in the second quarter of 2024 was $458.8, an increase of 3% compared to the second quarter of 2023.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financial Data:
Revenues	$2,547,891	$2,283,769	$4,834,068	$4,415,102
Cost of sales	$1,947,616	$1,728,146	$3,673,829	$3,336,056
Gross profit margin percentage	23.6%	24.3%	24.0%	24.4%
Selling, general and administrative expenses	$141,213	$148,543	$293,716	$292,161
Operating Data:
New orders (units)	6,067	5,905	12,116	11,793
Average new order price	$458.8	$447.3	$456.6	$444.3
Settlements (units)	5,659	5,085	10,748	9,724
Average settlement price	$450.2	$449.0	$449.7	$454.0
Backlog (units)			11,597	11,231
Average backlog price			$470.3	$458.6
New order cancellation rate	12.9%	10.9%	13.0%	12.4%

Consolidated Homebuilding - Three Months Ended June 30, 2024 and 2023
Homebuilding revenues increased 12% in the second quarter of 2024 compared to the same period in 2023, primarily as a result of an 11% increase in the number of units settled. The increase in settlements was primarily attributable to a 7% higher backlog unit balance entering the second quarter of 2024 compared to the backlog unit balance entering the second quarter of 2023, coupled with a higher backlog turnover rate quarter over quarter. Gross profit margin percentage in the second quarter of 2024 decreased to 23.6%, from 24.3% in the second quarter of 2023. Gross profit margin was negatively impacted by higher lot and closing costs quarter over quarter.
New Orders and the average sales price of New Orders both increased 3% in the second quarter of 2024 compared to the second quarter of 2023. New Orders were favorably impacted by a 2% increase in the average number of active communities quarter over quarter, coupled with favorable market conditions which led to a higher sales absorption rate in the second quarter of 2024. The increase in the average sales price of New Orders is primarily attributable to a relative shift to higher priced communities in certain of our reporting segments as discussed in the respective segments below.
Selling, general and administrative (“SG&A”) expense in the second quarter of 2024 decreased by approximately $7,300 compared to the second quarter of 2023, and as a percentage of revenue decreased to 5.5% from 6.5% quarter over quarter. The decrease in SG&A expense was primarily attributable to a decrease of approximately $6,800 in equity-based compensation quarter over quarter due primarily to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
Consolidated Homebuilding - Six Months Ended June 30, 2024 and 2023
Homebuilding revenues increased 9% in the first six months of 2024 compared to the same period in 2023, as a result of an 11% increase in the number of units settled, offset partially by a 1% decrease in the average settlement price year over year. The increase in settlements was attributable to a 12% higher backlog unit balance entering 2024 compared to the backlog unit balance entering 2023. Gross profit margin percentage in the first six months of 2024 decreased to 24.0% from 24.4% in the first six months of 2023. Gross profit margin was negatively impacted by higher lot and closing costs year over year.
New Orders and the average sales price of New Orders both increased 3% in the first six months of 2024 compared to the same period in 2023. New Orders were favorably impacted by a 2% increase in the average number of active communities year over year. The increase in the average sales price of New Orders is attributable to a relative shift to higher priced markets and communities in certain of our reporting segments as discussed in the respective segments below.
SG&A expense in the first six months of 2024 increased by approximately $1,600 compared to the same period in 2023, and as a percentage of revenue decreased to 6.1% in 2024 from 6.6% in 2023. The increase in SG&A expense was primarily attributable to a $7,200 increase in personnel costs attributable to an increase in headcount year over year. Additionally, sales and marketing expenses were approximately $4,000 higher year over year due to an increase in model home related expenses. These increases in SG&A expense were partially offset by an $11,100 decrease in equity-based compensation year over year due primarily to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
Our backlog represents homes sold but not yet settled with our customers. As of June 30, 2024, our backlog increased on a unit basis by 3% to 11,597 units and on a dollar basis by 6% to $5,454,470 when compared to 11,231 units and $5,150,347, respectively, as of June 30, 2023. The increase in the number of backlog units was primarily attributable to a 12% higher backlog unit balance entering 2024 compared to the backlog unit balance entering 2023. Backlog dollars were higher primarily due to the increase in backlog units year over year, coupled with a 3% increase in the average sales price of New Orders for the six month period ended June 30, 2024 compared to the same period in 2023.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our cancellation rate was approximately 13% and 12% in the first six months of 2024 and 2023, respectively.  During the most recent four quarters, approximately 4% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2024 or future years. Other than those units that are cancelled, we expect to settle substantially all of our June 30, 2024 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve as of June 30, 2024 and December 31, 2023 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $10,400 and $7,700 as of June 30, 2024 and December 31, 2023, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2024 and 2023.
Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Mid Atlantic	$1,133,685	$1,058,794	$2,151,155	$1,999,942
North East	287,334	232,926	543,004	416,356
Mid East	433,996	411,682	850,947	814,079
South East	692,876	580,367	1,288,962	1,184,725

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit margin:
Mid Atlantic	$280,337	$265,492	$541,966	$494,753
North East	76,240	63,439	143,578	112,528
Mid East	94,479	90,452	188,889	175,065
South East	153,870	152,011	299,706	319,473

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit margin percentage:
Mid Atlantic	24.7%	25.1%	25.2%	24.7%
North East	26.5%	27.2%	26.4%	27.0%
Mid East	21.8%	22.0%	22.2%	21.5%
South East	22.2%	26.2%	23.3%	27.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment profit:
Mid Atlantic	$209,166	$195,254	$399,130	$354,292
North East	54,372	44,932	101,229	76,992
Mid East	63,588	61,756	129,989	118,224
South East	94,442	106,648	185,847	232,058
Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,297	$536.2	2,348	$519.2	4,579	$525.9	4,583	$517.8
North East	478	$623.4	463	$557.0	1,005	$617.7	905	$564.9
Mid East	1,262	$403.7	1,339	$390.3	2,525	$406.8	2,656	$387.3
South East	2,030	$366.7	1,755	$365.7	4,007	$368.3	3,649	$363.5
Total	6,067	$458.8	5,905	$447.3	12,116	$456.6	11,793	$444.3

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,199	$515.5	2,030	$521.3	4,165	$516.5	3,825	$522.7
North East	487	$589.8	432	$539.2	950	$571.5	795	$523.7
Mid East	1,075	$403.7	1,067	$385.7	2,124	$400.6	2,056	$395.9
South East	1,898	$365.1	1,556	$373.0	3,509	$367.3	3,048	$388.7
Total	5,659	$450.2	5,085	$449.0	10,748	$449.7	9,724	$454.0

	As of June 30,
	2024		2023
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,508	$531.4	4,450	$528.8
North East	1,083	$643.3	995	$587.9
Mid East	2,377	$416.6	2,453	$392.1
South East	3,629	$378.0	3,333	$375.1
Total	11,597	$470.3	11,231	$458.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
New order cancellation rate:
Mid Atlantic	11.8%	10.3%	12.1%	13.1%
North East	13.7%	10.4%	14.6%	11.5%
Mid East	15.0%	11.4%	14.5%	12.6%
South East	12.7%	11.3%	12.6%	11.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average active communities:
Mid Atlantic	153	169	155	166
North East	31	36	33	36
Mid East	101	111	100	112
South East	148	110	142	106
Total	433	426	430	420
Homebuilding Inventory:

	June 30, 2024	December 31, 2023
Sold inventory:
Mid Atlantic	$858,876	$796,591
North East	255,458	220,511
Mid East	324,319	268,269
South East	508,199	412,873
Total (1)	$1,946,852	$1,698,244

	June 30, 2024	December 31, 2023
Unsold lots and housing units inventory:
Mid Atlantic	$109,572	$116,165
North East	31,536	18,804
Mid East	20,169	20,559
South East	70,082	60,953
Total (1)	$231,359	$216,481
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	June 30, 2024	December 31, 2023
Total lots controlled:
Mid Atlantic	48,200	46,000
North East	15,500	14,300
Mid East	22,900	22,200
South East	63,100	59,000
Total	149,700	141,500

	June 30, 2024	December 31, 2023
Contract land deposits, net:
Mid Atlantic	$250,367	$222,922
North East	74,805	61,182
Mid East	52,096	46,804
South East	279,503	253,292
Total	$656,771	$584,200

Mid Atlantic
Three Months Ended June 30, 2024 and 2023
The Mid Atlantic segment had an approximate $13,900, or 7%, increase in segment profit in the second quarter of 2024 compared to the second quarter of 2023. The increase in segment profit was driven by an increase in segment revenues of approximately $74,900, or 7%. Segment revenues increased due to an 8% increase in the number of units settled quarter over quarter, attributable primarily to a 7% higher backlog unit balance entering the second quarter of 2024 compared to backlog entering the second quarter of 2023. The segment’s gross profit margin percentage decreased to 24.7% in the second quarter of 2024 from 25.1% in the second quarter of 2023. Gross profit margins were negatively impacted primarily by higher lot and closing costs quarter over quarter.
Segment New Orders decreased 2%, while the average sales price of New Orders increased 3% in the second quarter of 2024 compared to the second quarter of 2023. New Orders were negatively impacted by a 10% decrease in the average number of active communities quarter over quarter, offset partially by favorable market conditions which led to a higher sales absorption rate in the second quarter of 2024. The increase in the average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced communities within certain markets in the segment quarter over quarter.
Six Months Ended June 30, 2024 and 2023
The Mid Atlantic segment had an approximate $44,800, or 13%, increase in segment profit in the first six months of 2024 compared to the first six months of 2023. The increase in segment profit was driven by an increase in segment revenues of approximately $151,200, or 8%, coupled with an increase in gross profit margins. Segment revenues increased due to a 9% increase in the number of units settled which was primarily attributable to an 11% higher backlog unit balance entering 2024 compared to backlog entering 2023. The segment’s gross profit margin percentage increased to 25.2% in the first six months of 2024 from 24.7% in the first six months of 2023. Gross profit margins were positively impacted primarily by the improved leveraging of certain operating costs attributable to the increase in settlement activity, offset partially by higher lot and closing costs year over year.
Segment New Orders remained relatively flat in the first six months of 2024 compared to the first six months of 2023, while the average sales price of New Orders increased 2% year over year. New Orders were negatively impacted by a 7% decrease in the average number of active communities quarter over quarter, offset by favorable market conditions which led to a higher sales absorption rate year over year. The increase in the average sales price of New Orders was favorably impacted by a shift in New Orders to higher priced communities within certain markets in the segment year over year.
North East
Three Months Ended June 30, 2024 and 2023
The North East segment had an approximate $9,400, or 21%, increase in segment profit in the second quarter of 2024 compared to the second quarter of 2023. The increase in segment profit was driven by an increase in segment revenues of approximately $54,400, or 23%. Segment revenues increased due to a 13% increase in the number of units settled and a 9% increase in the average settlement price quarter over quarter. The increases in settlements and the average settlement price were primarily attributable to a 13% higher backlog unit balance and an 8% higher average price of units in backlog entering the second quarter of 2024 compared to backlog units and average price of units in backlog entering the second quarter of 2023. The segment's gross profit margin percentage decreased to 26.5% in the second quarter of 2024 from 27.2% in the second quarter of 2023. Gross profit margins were negatively impacted primarily by higher lot and closing costs, offset partially by improved leveraging of certain operating costs as settlement activity increased.
Segment New Orders and the average sales price of New Orders increased 3% and 12%, respectively, in the second quarter of 2024 compared to the second quarter of 2023. Despite a 14% decrease in the average number of active communities quarter over quarter, New Orders were favorably impacted by favorable market conditions which led to a higher sales absorption rate quarter over quarter. The increase in the average sales price of New Orders was attributable to a shift in New Orders to higher priced markets within the segment, coupled with a shift to higher priced communities in certain markets quarter over quarter.

Six Months Ended June 30, 2024 and 2023
The North East segment had an approximate $24,200, or 31%, increase in segment profit in the first six months of 2024 compared to the first six months of 2023. Segment profits were favorably impacted by an increase in segment revenue of approximately $126,600, or 30%. Segment revenues were favorably impacted by a 20% increase in the number of units settled and a 9% increase in the average settlement price year over year. The increase in settlements was primarily attributable to a 16% higher backlog unit balance entering 2024 compared to backlog entering 2023, coupled with a higher backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 9% higher average sales price of units in backlog entering 2024 compared to backlog entering 2023. The segment's gross profit margin percentage decreased to 26.4% in the first six months of 2024 from 27.0% in the first six months of 2023. Gross profit margin was negatively impacted primarily by higher lot and closing costs, offset partially by improved leveraging of certain operating costs as settlement activity increased.
Segment New Orders and the average sales price of New Orders increased 11% and 9%, respectively, in the first six months of 2024 compared to the first six months of 2023. Despite a 11% decrease in the average number of active communities year over year, New Orders were favorably impacted by favorable market conditions which led to a higher sales absorption rate year over year. The increase in the average sales price of New Orders was attributable to a shift in New Orders to higher priced markets within the segment, coupled with a shift to higher priced communities in certain markets year over year.
Mid East
Three Months Ended June 30, 2024 and 2023
The Mid East segment had an approximate $1,800, or 3%, increase in segment profit in the second quarter of 2024 compared to the second quarter of 2023, due primarily to an increase in segment revenues of approximately $22,300, or 5%. Segment revenues were favorably impacted primarily by a 5% increase in the average price of homes settled quarter over quarter, due primarily to a 7% higher average sales price of units in backlog entering the second quarter of 2024 compared to backlog entering the second quarter of 2023. The segment's gross profit margin percentage remained relatively flat quarter over quarter.
Segment New Orders decreased 6% in the second quarter of 2024 compared to the second quarter of 2023, while the average sales price of New Orders increased 3% quarter over quarter. New Orders were negatively impacted by a 9% decrease in the number of active communities quarter over quarter. The increase in the average sales price of New Orders was primarily attributable to a shift in New Orders to higher priced communities in certain markets quarter over quarter.
Six Months Ended June 30, 2024 and 2023
The Mid East segment had an approximate $11,800, or 10%, increase in segment profit in the first six months of 2024 compared to the first six months of 2023, due primarily to an increase in segment revenues of approximately $36,900, or 5%, coupled with an increase in gross profit margins to 22.2% in the first six months of 2024 from 21.5% in the first six months of 2023. Segment revenues increased primarily due to a 3% increase in the number of units settled year over year. The increase in settlements was attributable primarily to a 7% higher backlog unit balance entering 2024 compared to the backlog entering 2023, offset partially by a lower backlog turnover rate period over period. Gross profit margin was favorably impacted by the improved leveraging of certain operating costs as settlement activity increased, offset partially by higher lot and closing costs year over year.
Segment New Orders decreased 5% in the first six months of 2024 compared to the first six months of 2023, while the average sales price of New Orders increased 5% year over year. New Orders were negatively impacted by an 11% decrease in the number of active communities year over year, offset partially by favorable market conditions which led to a higher sales absorption rate year over year. The increase in the average sales price of New Orders was primarily attributable to a shift in New Orders to higher priced communities in certain markets year over year.

South East
Three Months Ended June 30, 2024 and 2023
The South East segment had an approximate $12,200, or 11%, decrease in segment profit in the second quarter of 2024 compared to the second quarter of 2023. The decrease in segment profit was primarily driven by a decrease in gross profit margins to 22.2% in the second quarter of 2024 from 26.2% in the second quarter of 2023. Gross profit margins were negatively impacted primarily by higher lot and closing costs. Segment revenues in the second quarter of 2024 were higher by approximately $112,500, or 19%, due to a 22% increase in the number of units settled. The increase in settlements is attributable to a 12% higher backlog unit balance entering the second quarter of 2024 compared to the backlog unit balance entering the second quarter of 2023, coupled with a higher backlog turnover rate quarter over quarter.
Segment New Orders increased 16% in the second quarter of 2024 compared to the second quarter of 2023, while the average sales price of New Orders remained relatively flat quarter over quarter. New Orders were favorably impacted by a 35% increase in the average number of active communities, offset partially by a lower absorption rate within the segment quarter over quarter.
Six Months Ended June 30, 2024 and 2023
The South East segment had an approximate $46,200, or 20%, decrease in segment profit in the first six months of 2024 compared to the first six months of 2023 due primarily to a decrease in gross profit margins to 23.3% in the first six months of 2024 from 27.0% in the first six months of 2023. Gross profit margins were negatively impacted primarily by higher lot and closing costs. Segment revenues in the second quarter of 2024 were higher by approximately $104,200, or 9%, due to a 15% increase in the number of units settled, partially offset by a 6% decrease in the average price of units settled year over year. The increase in settlements was attributable primarily to a 15% higher backlog balance entering 2024 compared to the backlog entering 2023. The decrease in the average settlement price was attributable primarily to a 7% lower average sales price of units in backlog entering 2024 compared to backlog entering 2023.
Segment New Orders and the average sales price of New Orders increased 10% and 1%, respectively, in the first six months of 2024 compared to the first six months of 2023. The increase in New Orders was primarily attributable to a 35% increase in the average number of active communities, offset partially by a lower absorption rate within the segment year over year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Homebuilding consolidated gross profit:
Mid Atlantic	$280,337	$265,492	$541,966	$494,753
North East	76,240	63,439	143,578	112,528
Mid East	94,479	90,452	188,889	175,065
South East	153,870	152,011	299,706	319,473
Consolidation adjustments and other	(4,651)	(15,771)	(13,900)	(22,773)
Homebuilding consolidated gross profit	$600,275	$555,623	$1,160,239	$1,079,046

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Homebuilding consolidated income before taxes:
Mid Atlantic	$209,166	$195,254	$399,130	$354,292
North East	54,372	44,932	101,229	76,992
Mid East	63,588	61,756	129,989	118,224
South East	94,442	106,648	185,847	232,058
Reconciling items:
Contract land deposit reserve adjustment (1)	1,325	6,888	8,791	10,479
Equity-based compensation expense (2)	(16,899)	(23,781)	(33,398)	(44,691)
Corporate capital allocation (3)	82,494	72,617	159,555	141,691
Unallocated corporate overhead	(33,816)	(46,360)	(85,520)	(92,325)
Consolidation adjustments and other	6,363	(9,998)	4,092	(5,999)
Corporate interest expense	(6,670)	(6,589)	(13,265)	(13,543)
Corporate interest income	34,171	33,344	73,764	63,283
Reconciling items sub-total	66,968	26,121	114,019	58,895
Homebuilding consolidated income before taxes	$488,536	$434,711	$930,214	$840,461

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The decrease in equity-based compensation expense for the three and six-month periods ended June 30, 2024 was primarily attributable to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.

(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Corporate capital allocation charge:
Mid Atlantic	$34,978	$35,337	$68,897	$68,516
North East	10,298	8,272	19,878	15,597
Mid East	11,055	9,819	20,920	19,479
South East	26,163	19,189	49,860	38,099
Total	$82,494	$72,617	$159,555	$141,691

Mortgage Banking Segment
Three and Six Months Ended June 30, 2024 and 2023
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment's customers. NVRM sells almost all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loan closing volume:
Total principal	$1,530,081	$1,381,647	$2,908,090	$2,618,930

Loan volume mix:
Adjustable rate mortgages	2%	2%	2%	3%
Fixed-rate mortgages	98%	98%	98%	97%

Operating profit:
Segment profit	$46,234	$37,843	$75,890	$67,270
Equity-based compensation expense	(1,202)	(1,378)	(1,844)	(2,745)
Mortgage banking income before tax	$45,032	$36,465	$74,046	$64,525

Capture rate:	86%	86%	86%	85%

Mortgage banking fees:
Net gain on sale of loans	$53,695	$43,863	$91,150	$81,131
Title services	10,772	10,663	20,559	20,315
Servicing fees	99	35	143	59
	$64,566	$54,561	$111,852	$101,505

Loan closing volume for the three and six months ended June 30, 2024 increased by approximately $148,400, or 11%, and $289,200, or 11%, respectively, from the same periods in 2023. The increase in loan closing volume during both the three and six months ended June 30, 2024 was primarily attributable to the 11% increase in the homebuilding segment’s number of units settled for both the three and six months ended June 30, 2024, when compared to the same periods in 2023.

Segment profit for the three months ended June 30, 2024 increased by approximately $8,400, or 22%, from the same period in 2023. This increase was primarily attributable to an increase of approximately $10,000, or 18%, in mortgage banking fees due to an increase in gains on sales of loans. This increase was partially offset by an increase in general and administrative expenses of approximately $2,700, or 12%, during the three months ended June 30, 2024 due primarily to an increase in personnel costs.

Segment profit for the six months ended June 30, 2024 increased by approximately $8,600, or 13%, from the same period in 2023. This increase was primarily attributable to increases of approximately $10,300, or 10%, in mortgage banking fees due to an increase in gains on sales of loans. This increase was partially offset by an increase in general and administrative expenses of approximately $4,100, or 10%, during the six months ended June 30, 2024 due primarily to an increase in personnel costs.
Seasonality
We historically have experienced variability in our quarterly results, generally having higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year. However, in recent years our typical seasonal trends have been affected by significant changes in market conditions. As a result, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year.
Effective Tax Rate
Our effective tax rate for the three and six months ended June 30, 2024 was 24.9% and 20.8%, respectively, compared to 14.3% and 17.3% for the three and six months ended June 30, 2023, respectively. The increase in the effective tax rate in the three and six month periods of 2024 compared to the same periods in 2023 was primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $6,800 and $50,600 for the three and six months ended June 30, 2024, respectively, and approximately $55,900 and $79,200 for the three and six months ended June 30, 2023, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of June 30, 2024, we had approximately $2,500,000 in cash and cash equivalents, approximately $283,900 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i) Payments due to service our debt and interest on that debt. Future interest payments on our outstanding senior notes total $158,550, with $27,000 due within the next twelve months.
(ii) Payment obligations totaling approximately $444,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 13 of this Quarterly Report on Form 10-Q for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2024. For the six months ended June 30, 2024, we repurchased 150,026 shares of our common stock at an aggregate purchase price of $1,135,912. As of June 30, 2024, we had approximately $1,040,000 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of June 30, 2024, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of June 30, 2024.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $16,100 outstanding as of June 30, 2024. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement as of June 30, 2024.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the "Repurchase Agreement") which provides for aggregate borrowings up to $150,000 and is non-recourse to NVR. In July 2024, NVRM entered into the Second Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 14, 2025. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. As of June 30, 2024, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There were no borrowings outstanding under the Repurchase Agreement as of June 30, 2024.
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
For the six months ended June 30, 2024, cash, restricted cash, and cash equivalents decreased by $686,498.  Net cash provided by operating activities was $379,150 for the six months ended June 30, 2024, due primarily to cash provided by earnings. Cash was primarily used to fund the increase in inventory of $294,269, attributable to an increase in units under construction as of June 30, 2024 compared to December 31, 2023 and a net use of approximately $168,000 from mortgage loan activity.

Net cash used in investing activities for the six months ended June 30, 2024 was $11,145. Cash was used primarily for purchases of property, plant and equipment of $15,411.
Net cash used in financing activities was $1,054,503 for the six months ended June 30, 2024.  Cash was used to repurchase 150,026 shares of our common stock at an aggregate purchase price of $1,135,912 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $82,464.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2024. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2024, we fully utilized the remaining amount available under our $750 million share repurchase authorization that was publicly announced on November 9, 2023. On February 14, 2024 and May 7, 2024, we publicly announced that our Board of Directors had approved new repurchase authorizations, each in the amount of up to $750 million. Each share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased the following shares of our common stock during the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2024 (1)	36,000	$7,848.63	36,000	$646,382
May 1 - 31, 2024	21,265	$7,524.88	21,265	$1,236,366
June 1 - 30, 2024	25,903	$7,582.46	25,903	$1,039,957
Total	83,168	$7,682.95	83,168

(1)    Of the shares repurchased in April 2024, 22,620 shares were repurchased under the November 9, 2023 share repurchase authorization, which fully utilized the November 2023 authorization. The remaining 13,380 shares were repurchased under the February 14, 2024 share repurchase authorization.
Item 5.    Other Events
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Second Amendment to the Second Amended and Restated Master Repurchase Agreement dated July 16, 2024 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: August 6, 2024	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer