Form 10-Q
period 2024-09-30
NVR INC
filed 2024-11-05
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024 there were 3,063,876 shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Homebuilding:
Cash and cash equivalents	$2,474,219	$3,126,472
Restricted cash	46,474	41,483
Receivables	35,563	29,000
Inventory:
Lots and housing units, covered under sales agreements with customers	1,946,533	1,674,686
Unsold lots and housing units	223,828	214,666
Land under development	63,339	36,895
Building materials and other	23,697	23,903
	2,257,397	1,950,150

Contract land deposits, net	668,436	576,551
Property, plant and equipment, net	85,998	63,716
Operating lease right-of-use assets	74,415	70,384
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	251,027	242,751
	5,935,109	6,142,087
Mortgage Banking:
Cash and cash equivalents	36,727	36,422
Restricted cash	11,247	11,067
Mortgage loans held for sale, net	379,232	222,560
Property and equipment, net	7,086	6,348
Operating lease right-of-use assets	21,499	23,541
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	89,912	152,385
	553,050	459,670
Total assets	$6,488,159	$6,601,757

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$370,131	$347,738
Accrued expenses and other liabilities	406,319	413,043
Customer deposits	358,609	334,441
Operating lease liabilities	79,796	75,797
Senior notes	911,599	913,027
	2,126,454	2,084,046
Mortgage Banking:
Accounts payable and other liabilities	67,029	127,511
Operating lease liabilities	23,428	25,475
	90,457	152,986
Total liabilities	2,216,911	2,237,032

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2024 and December 31, 2023	206	206
Additional paid-in capital	2,989,776	2,848,528
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both September 30, 2024 and December 31, 2023	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	14,589,521	13,365,025
Less treasury stock at cost – 17,490,540 and 17,360,454 shares as of September 30, 2024 and December 31, 2023, respectively	(13,308,255)	(11,849,034)
Total shareholders' equity	4,271,248	4,364,725
Total liabilities and shareholders' equity	$6,488,159	$6,601,757

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Homebuilding:
Revenues	$2,677,640	$2,512,409	$7,511,708	$6,927,511
Other income	33,746	39,914	110,796	107,119
Cost of sales	(2,051,087)	(1,902,174)	(5,724,916)	(5,238,230)
Selling, general and administrative	(149,777)	(142,715)	(443,493)	(434,876)
Operating income	510,522	507,434	1,454,095	1,361,524
Interest expense	(6,855)	(6,628)	(20,214)	(20,257)
Homebuilding income	503,667	500,806	1,433,881	1,341,267

Mortgage Banking:
Mortgage banking fees	55,311	56,616	167,163	158,121
Interest income	4,728	5,067	13,492	11,908
Other income	1,414	1,169	3,918	3,260
General and administrative	(26,317)	(24,050)	(75,026)	(69,538)
Interest expense	(191)	(268)	(556)	(692)
Mortgage banking income	34,945	38,534	108,991	103,059

Income before taxes	538,612	539,340	1,542,872	1,444,326
Income tax expense	(109,289)	(106,183)	(318,376)	(262,790)

Net income	$429,323	$433,157	$1,224,496	$1,181,536

Basic earnings per share	$139.65	$132.92	$391.37	$363.14

Diluted earnings per share	$130.50	$125.26	$367.20	$341.97

Basic weighted average shares outstanding	3,074	3,259	3,129	3,254

Diluted weighted average shares outstanding	3,290	3,458	3,335	3,455

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,224,496	$1,181,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,422	12,585
Equity-based compensation expense	54,465	73,488
Contract land deposit recoveries, net	(4,868)	(6,217)
Gain on sale of loans, net	(135,799)	(127,898)
Mortgage loans closed	(4,568,806)	(4,243,040)
Mortgage loans sold and principal payments on mortgage loans held for sale	4,538,919	4,347,960
Distribution of earnings from unconsolidated joint ventures	1,500	2,000
Net change in assets and liabilities:
Increase in inventory	(307,247)	(215,498)
Increase in contract land deposits	(87,017)	(27,873)
Decrease (increase) in receivables	46,993	(17,628)
Decrease in accounts payable and accrued expenses	(59,417)	(5,669)
Increase in customer deposits	24,168	41,507
Other, net	(3,397)	(12,966)
Net cash provided by operating activities	737,412	1,002,287

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(1,640)	(1,224)
Distribution of capital from unconsolidated joint ventures	2,715	180
Purchase of property, plant and equipment	(23,621)	(18,531)
Proceeds from the sale of property, plant and equipment	2,749	2,221
Net cash used in investing activities	(19,797)	(17,354)

Cash flows from financing activities:
Purchase of treasury stock	(1,493,362)	(795,387)
Principal payments on finance lease liabilities	(1,808)	(1,233)
Proceeds from the exercise of stock options	130,778	207,163
Net cash used in financing activities	(1,364,392)	(589,457)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(646,777)	395,476
Cash, restricted cash, and cash equivalents, beginning of the period	3,215,444	2,574,518

Cash, restricted cash, and cash equivalents, end of the period	$2,568,667	$2,969,994

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$15,094	$15,285
Income taxes paid during the period, net of refunds	$307,263	$312,631

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. (“NVR”, the “Company”, "we", "us" or "our") and its subsidiaries and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three and nine months ended September 30, 2024 and 2023, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $358,609 and $334,441 as of September 30, 2024 and December 31, 2023, respectively. We expect that substantially all of the customer deposits held as of December 31, 2023 will be recognized in revenue in 2024. Our contract assets consist of prepaid sales compensation and totaled approximately $25,100 and $17,900 as of September 30, 2024 and December 31, 2023, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures." The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments also expand interim segment disclosure requirements. The ASU will be effective for our fiscal year ending December 31, 2024 and for interim periods starting in the first quarter of fiscal year 2025. The

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
amendments in this ASU are required to be applied on a retrospective basis and early adoption is permitted. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements and related disclosures.
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
As of September 30, 2024, we controlled approximately 144,400 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $696,500 and $10,400, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three months ended September 30, 2024, we incurred pre-tax impairment charges on lot deposits of approximately $3,900. For the nine months ended September 30, 2024, we recorded a net expense reversal of approximately $4,900 related to previously impaired lot deposits based on current market conditions. For the three months ended September 30, 2023, we incurred pre-tax impairment charges on lot deposits of approximately $3,800. For the nine months ended September 30, 2023, we recorded a net expense reversal of approximately $6,200 related to previously impaired lot deposits. Our contract land deposit asset is shown net of a $47,686 and $53,397 impairment reserve as of September 30, 2024 and December 31, 2023, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 38,200 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $19,700 as of September 30, 2024, of which approximately $5,100 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of September 30, 2024 and December 31, 2023, our total risk of loss was as follows:

	September 30, 2024	December 31, 2023
Contract land deposits	$716,122	$629,948
Loss reserve on contract land deposits	(47,686)	(53,397)
Contract land deposits, net	668,436	576,551
Contingent obligations in the form of letters of credit	10,396	7,769
Total risk of loss	$678,832	$584,320

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
3.    Joint Ventures
On a limited basis, we acquire finished lots using joint venture limited liability corporations (“JVs”). The JVs are typically structured such that we are a non-controlling member and are at risk only for the amount we have invested, or have committed to invest, in addition to any deposits placed under LPAs with the joint venture. We are not a borrower, guarantor or obligor on any debt of the JVs, as applicable. We enter into LPAs to purchase lots from these JVs, and as a result have a variable interest in these JVs. We determined that we are not the primary beneficiary in any of the JVs because we and the other JV partner either share power or the other JV partner has the controlling financial interest.
As of September 30, 2024, we had an aggregate investment totaling approximately $27,800 in three JVs that are expected to produce approximately 5,150 finished lots, of which approximately 4,800 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $9,800 to one of the JVs as of September 30, 2024. As of December 31, 2023, our aggregate investment in JVs totaled approximately $29,200. Investments in JVs for the respective periods are reported in the homebuilding "Other assets" line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of September 30, 2024.
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
As of September 30, 2024, we owned land with a carrying value of $63,339 that will be developed into approximately 2,600 finished lots. As of December 31, 2023, the carrying value of land under development was $36,895. None of the raw parcels had any indicators of impairment as of September 30, 2024.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table reflects the changes in our capitalized interest during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest capitalized, beginning of period	$206	$189	$151	$570
Interest incurred	7,121	6,921	20,963	20,750
Interest charged to interest expense	(7,046)	(6,896)	(20,770)	(20,949)
Interest charged to cost of sales	(14)	(22)	(77)	(179)
Interest capitalized, end of period	$267	$192	$267	$192

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average number of shares outstanding used to calculate basic EPS	3,074,230	3,258,863	3,128,709	3,253,623
Dilutive securities:
Stock options and restricted share units	215,694	199,279	205,984	201,477
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,289,924	3,458,142	3,334,693	3,455,100
The following non-qualified stock options ("Options") and restricted stock units ("RSUs") issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2024 and 2023, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive securities	4,520	4,188	5,060	15,464

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended September 30, 2024 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, June 30, 2024	$206	$2,935,053	$14,160,198	$(12,961,549)	$(16,710)	$16,710	$4,133,908

Net income	—	—	429,323	—	—	—	429,323
Purchase of common stock for treasury	—	—	—	(359,520)	—	—	(359,520)
Equity-based compensation	—	19,223	—	—	—	—	19,223
Proceeds from Options exercised	—	48,314	—	—	—	—	48,314
Treasury stock issued upon Option exercise	—	(12,814)	—	12,814	—	—	—
Balance, September 30, 2024	$206	$2,989,776	$14,589,521	$(13,308,255)	$(16,710)	$16,710	$4,271,248

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the nine months ended September 30, 2024 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2023	$206	$2,848,528	$13,365,025	$(11,849,034)	$(16,710)	$16,710	$4,364,725

Net income	—	—	1,224,496	—	—	—	1,224,496
Purchase of common stock for treasury	—	—	—	(1,503,216)	—	—	(1,503,216)
Equity-based compensation	—	54,465	—	—	—	—	54,465
Proceeds from Options exercised	—	130,778	—	—	—	—	130,778
Treasury stock issued upon Option exercise and RSU vesting	—	(43,995)	—	43,995	—	—	—
Balance, September 30, 2024	$206	$2,989,776	$14,589,521	$(13,308,255)	$(16,710)	$16,710	$4,271,248

We repurchased 42,629 and 192,655 shares of our outstanding common stock during the three and nine months ended September 30, 2024, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 17,153 and 61,939 shares from the treasury account during the three and nine months ended September 30, 2024, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the nine months ended September 30, 2023 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2022	$206	$2,600,014	$11,773,414	$(10,866,785)	$(16,710)	$16,710	$3,506,849

Net income	—	—	1,181,536	—	—	—	1,181,536
Purchase of common stock for treasury	—	—	—	(796,453)	—	—	(796,453)
Equity-based compensation	—	73,488	—	—	—	—	73,488
Proceeds from Options exercised	—	207,163	—	—	—	—	207,163
Treasury stock issued upon Option exercise	—	(79,638)	—	79,638	—	—	—
Balance, September 30, 2023	$206	$2,801,027	$12,954,950	$(11,583,600)	$(16,710)	$16,710	$4,172,583

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
The following table reflects the changes in our Warranty Reserve during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty reserve, beginning of period	$143,341	$142,420	$146,283	$144,006
Provision	26,270	25,503	68,491	69,085
Payments	(25,672)	(24,129)	(70,835)	(69,297)
Warranty reserve, end of period	$143,939	$143,794	$143,939	$143,794

9.    Segment Disclosures
We disclose four homebuilding reportable segments that aggregate geographically our homebuilding operating divisions, and we present our mortgage banking operations as one reportable segment. The homebuilding

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
reportable segments are comprised of operating divisions in the following geographic areas:

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
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before taxes include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions such as accounting, treasury and human resources are centrally performed and these costs are not allocated to our operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense primarily consists of interest charges on our 3.00% Senior Notes due 2030 (the “Senior Notes”), which are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
The following tables present segment revenues, profit and assets with reconciliations to the amounts reported for the consolidated enterprise, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Homebuilding Mid Atlantic	$1,147,893	$1,146,559	$3,299,047	$3,146,501
Homebuilding North East	300,448	268,237	843,452	684,593
Homebuilding Mid East	501,190	468,727	1,352,137	1,282,806
Homebuilding South East	728,109	628,886	2,017,072	1,813,611
Mortgage Banking	55,311	56,616	167,163	158,121
Total consolidated revenues	$2,732,951	$2,569,025	$7,678,871	$7,085,632

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before taxes:
Homebuilding Mid Atlantic	$214,132	$212,826	$613,262	$567,119
Homebuilding North East	56,246	48,787	157,476	125,779
Homebuilding Mid East	81,385	75,136	211,374	193,360
Homebuilding South East	95,089	107,666	280,936	339,723
Mortgage Banking	36,156	39,921	112,046	107,191
Total segment profit before taxes	483,008	484,336	1,375,094	1,333,172
Reconciling items:
Contract land deposit reserve adjustment (1)	(3,079)	(3,783)	5,712	6,696
Equity-based compensation expense (2)	(19,223)	(26,052)	(54,465)	(73,488)
Corporate capital allocation (3)	86,489	74,171	246,044	215,862
Unallocated corporate overhead	(36,780)	(38,376)	(122,300)	(130,701)
Consolidation adjustments and other	2,575	16,947	6,666	10,948
Corporate interest expense	(6,787)	(6,583)	(20,052)	(20,126)
Corporate interest income	32,409	38,680	106,173	101,963
Reconciling items sub-total	55,604	55,004	167,778	111,154
Consolidated income before taxes	$538,612	$539,340	$1,542,872	$1,444,326

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to our reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(2)The decrease in equity-based compensation expense for the three and nine-month periods ended September 30, 2024 was primarily attributable to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance, and was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$35,976	$33,994	$104,872	$102,509
Homebuilding North East	10,578	8,944	30,456	24,542
Homebuilding Mid East	11,929	9,974	32,850	29,453
Homebuilding South East	28,006	21,259	77,866	59,358
Total	$86,489	$74,171	$246,044	$215,862

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets:
Homebuilding Mid Atlantic	$1,337,734	$1,252,360
Homebuilding North East	376,051	314,904
Homebuilding Mid East	437,193	368,154
Homebuilding South East	992,687	796,505
Mortgage Banking	545,703	452,323
Total segment assets	3,689,368	3,184,246
Reconciling items:
Cash and cash equivalents	2,474,219	3,126,472
Deferred taxes	151,699	148,005
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	74,415	70,384
Finance lease right-of-use assets	31,038	13,310
Contract land deposit reserve	(47,686)	(53,397)
Consolidation adjustments and other	65,738	63,369
Reconciling items sub-total	2,798,791	3,417,511
Consolidated assets	$6,488,159	$6,601,757

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of September 30, 2024 and December 31, 2023 were $833,796 and $803,646, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of September 30, 2024 and December 31, 2023 were $911,599 and $913,027, respectively.
Due to the short term nature of our cash equivalents, we believe that insignificant differences exist between their carrying value and fair value.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM, and some of these commitments include a prepaid float down option. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. As of September 30, 2024, there were contractual

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
commitments to extend credit to borrowers aggregating $2,240,991 and open forward delivery contracts aggregating $2,159,948, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of September 30, 2024, the fair value of loans held for sale of $379,232 included on the accompanying condensed consolidated balance sheet was increased by $12,114 from the aggregate principal balance of $367,118. As of December 31, 2023, the fair value of loans held for sale of $222,560 was increased by $6,349 from the aggregate principal balance of $216,211.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	September 30, 2024	December 31, 2023
Rate lock commitments:
Gross assets	$56,189	$61,150
Gross liabilities	1,575	168
Net rate lock commitments	$54,614	$60,982
Forward sales contracts:
Gross assets	$1,254	$8
Gross liabilities	4,921	18,305
Net forward sales contracts	$(3,667)	$(18,297)
As of both September 30, 2024 and December 31, 2023, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accounts payable and other liabilities".

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The fair value measurement as of September 30, 2024 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$2,240,991	$4,178	$23,157	$27,279	$—	$54,614
Forward sales contracts	$2,159,948	—	—	—	(3,667)	(3,667)
Mortgages held for sale	$367,118	764	6,534	4,816	—	12,114
Total fair value measurement		$4,942	$29,691	$32,095	$(3,667)	$63,061
The total fair value measurement as of December 31, 2023 was a net gain of $49,034. NVRM recorded a fair value adjustment to income of $17,529 and $14,027 for the three and nine months ended September 30, 2024, respectively. NVRM recorded a fair value adjustment to expense of $32,167 for the three months ended September 30, 2023, and recorded a fair value adjustment to income of $10,322 for the nine months ended September 30, 2023.
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
11.    Debt
As of September 30, 2024, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of September 30, 2024.
Credit Agreement
We have an unsecured Credit Agreement (the “Credit Agreement”), which provides for aggregate revolving loan commitments of $300,000 (the “Facility”). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. The Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $17,100 was outstanding as of September 30, 2024. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Facility as of September 30, 2024.
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
Effective July 16, 2024, NVRM entered into the Second Amendment to Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer (the "Amended MRA"), which extended the term of the Repurchase Agreement through July 14, 2025. All other terms and conditions under the Amended Repurchase Agreement remained materially consistent. As of September 30, 2024, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease Right-of-use ("ROU") assets and finance lease liabilities were $31,038 and $33,198, respectively, as of September 30, 2024, and $13,310 and $14,965, respectively, as of December 31, 2023. Our leases have remaining lease terms of up to 15.9 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expense
Operating lease expense	$10,078	$9,385	$28,939	$28,000
Finance lease expense:
Amortization of ROU assets	983	520	2,313	1,533
Interest on lease liabilities	350	106	703	316
Short-term lease expense	8,320	7,528	24,399	22,551
Total lease expense	$19,731	$17,539	$56,354	$52,400

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,153	$7,129	$23,466	$21,865
Operating cash flows from finance leases	350	106	703	316
Financing cash flows from finance leases	752	422	1,808	1,233

ROU assets obtained in exchange for lease obligations:
Operating leases	$9,060	$7,164	$22,551	$30,501
Finance leases	$2,184	$126	$20,041	$625

			September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases			6.0	5.8
Finance leases			10.3	9.9

Weighted-average discount rate:
Operating leases			4.5%	4.2%
Finance leases			4.6%	3.1%

14.    Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2024 was 20.3% and 20.6%, respectively, compared to 19.7% and 18.2% for the three and nine months ended September 30, 2023, respectively. The increase in the effective tax rate in the three and nine month periods of 2024 compared to the same periods in 2023 was primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled $23,128 and $73,736 for the three and nine months ended September 30, 2024, respectively, and $31,877 and $111,028 for the three and nine months ended September 30, 2023, respectively.

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
Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
Business Environment and Current Outlook
Demand for new homes remained solid in the third quarter of 2024 despite continued affordability issues driven by high mortgage interest rates and home prices. New home demand continues to be favorably impacted by a limited supply of homes in the resale market; however, we expect that affordability issues, inflationary pressures, interest rate volatility and economic uncertainty may weigh on future demand. We also expect to continue to face cost pressures related to building materials, labor and land costs which we expect will impact profit margins based on our ability to manage these costs while balancing sales pace and home prices. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
As of September 30, 2024, we controlled approximately 151,800 lots as described below.
Lot Purchase Agreements
We controlled approximately 144,400 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $696,500 and $10,400, respectively. Included in the number of controlled lots are approximately 9,600 lots for which we have recorded a contract land deposit impairment reserve of approximately $47,700 as of September 30, 2024.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $27,800 in three JVs, expected to produce approximately 5,150 lots. Of the lots to be produced by the JVs, approximately 4,800 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $9,800 to one of the JVs as of September 30, 2024.
Land Under Development
We owned land with a carrying value of approximately $63,300 that will be developed into approximately 2,600 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.

Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 38,200 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. As of September 30, 2024, these properties are controlled with deposits in cash totaling approximately $19,700, of which approximately $5,100 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the third quarter of 2024 totaled $2,732,951, a 6% increase from the third quarter of 2023. Net income for the third quarter ended September 30, 2024 was $429,323, or $130.50 per diluted share. For the third quarter ended September 30, 2024, net income decreased 1% and diluted earnings per share increased 4% when compared to net income and diluted earnings per share for the third quarter of 2023, respectively. Our homebuilding gross profit margin percentage decreased to 23.4% in the third quarter of 2024 from 24.3% in the third quarter of 2023. New orders, net of cancellations (“New Orders”) increased by 19% in the third quarter of 2024 compared to the third quarter of 2023. The New Order cancellation rate for the third quarter of 2024 increased to 14.5% from 13.6% in the same period in 2023. The average sales price for New Orders in the third quarter of 2024 was $450.7, a decrease of 1% compared to the third quarter of 2023.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financial Data:
Revenues	$2,677,640	$2,512,409	$7,511,708	$6,927,511
Cost of sales	$2,051,087	$1,902,174	$5,724,916	$5,238,230
Gross profit margin percentage	23.4%	24.3%	23.8%	24.4%
Selling, general and administrative expenses	$149,777	$142,715	$443,493	$434,876
Operating Data:
New orders (units)	5,650	4,746	17,766	16,539
Average new order price	$450.7	$456.1	$454.7	$447.7
Settlements (units)	5,908	5,606	16,656	15,330
Average settlement price	$453.2	$448.0	$451.0	$451.8
Backlog (units)			11,339	10,371
Average backlog price			$469.5	$463.1
New order cancellation rate	14.5%	13.6%	13.5%	12.7%

Consolidated Homebuilding - Three Months Ended September 30, 2024 and 2023
Homebuilding revenues increased 7% in the third quarter of 2024 compared to the same period in 2023, primarily as a result of a 5% increase in the number of units settled. The increase in settlements was primarily attributable to a 3% higher backlog unit balance entering the third quarter of 2024 compared to the backlog unit balance entering the third quarter of 2023, coupled with a higher backlog turnover rate quarter over quarter. Gross profit margin percentage in the third quarter of 2024 decreased to 23.4%, from 24.3% in the third quarter of 2023. Gross profit margin was negatively impacted by higher lot costs and closing cost assistance quarter over quarter.
Selling, general and administrative (“SG&A”) expense in the third quarter of 2024 increased by approximately $7,100 compared to the third quarter of 2023, but as a percentage of revenue decreased to 5.6% from

5.7% quarter over quarter. The increase in SG&A expense was primarily attributable to a $7,000 increase in personnel costs attributable to an increase in headcount quarter over quarter. Additionally, sales and marketing expenses were approximately $3,300 higher quarter over quarter due to an increase in model home related expenses. These increases in SG&A expense were partially offset by a $6,600 decrease in equity-based compensation quarter over quarter due primarily to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
New Orders increased 19%, while the average sales price of New Orders decreased 1% in the third quarter of 2024 compared to the third quarter of 2023. New Orders were impacted primarily by a higher sales absorption rate in the third quarter of 2024.
Consolidated Homebuilding - Nine Months Ended September 30, 2024 and 2023
Homebuilding revenues increased 8% in the first nine months of 2024 compared to the same period in 2023, primarily as a result of a 9% increase in the number of units settled. The increase in settlements was attributable to a 12% higher backlog unit balance entering 2024 compared to the backlog unit balance entering 2023. Gross profit margin percentage in the first nine months of 2024 decreased to 23.8% from 24.4% in the first nine months of 2023. Gross profit margin was negatively impacted by higher lot costs and closing cost assistance year over year.
SG&A expense in the first nine months of 2024 increased by approximately $8,600 compared to the same period in 2023, and as a percentage of revenue decreased to 5.9% in 2024 from 6.3% in 2023. The increase in SG&A expense was primarily attributable to a $14,500 increase in personnel costs attributable to an increase in headcount year over year. Additionally, sales and marketing expenses were approximately $7,200 higher year over year due to an increase in model home related expenses. These increases in SG&A expense were partially offset by a $17,700 decrease in equity-based compensation year over year due primarily to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
New Orders and the average sales price of New Orders increased 7% and 2%, respectively, in the first nine months of 2024 compared to the same period in 2023. New Orders were favorably impacted primarily by a higher sales absorption rate year over year. The increase in the average sales price of New Orders is primarily attributable to a relative shift to higher priced markets and communities in certain of our reporting segments as discussed in the respective segments below.
Our backlog represents homes sold but not yet settled with our customers. As of September 30, 2024, our backlog increased on a unit basis by 9% to 11,339 units and on a dollar basis by 11% to $5,323,366 when compared to 10,371 units and $4,802,807, respectively, as of September 30, 2023. The increase in the number of backlog units was primarily attributable to a 12% higher backlog unit balance entering 2024 compared to the backlog unit balance entering 2023. Backlog dollars were higher primarily due to the increase in backlog units year over year.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Calculated as the total of all cancellations during the period as a percentage of gross sales during that same period, our cancellation rate was approximately 14% and 13% in the first nine months of 2024 and 2023, respectively.  During the most recent four quarters, approximately 5% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2024 or future years. Other than those units that are cancelled, we expect to settle substantially all of our September 30, 2024 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve as of September 30, 2024 and December 31, 2023 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $10,400 and $7,700 as of September 30, 2024 and December 31, 2023, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2024 and 2023.
Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Mid Atlantic	$1,147,893	$1,146,559	$3,299,047	$3,146,501
North East	300,448	268,237	843,452	684,593
Mid East	501,190	468,727	1,352,137	1,282,806
South East	728,109	628,886	2,017,072	1,813,611

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit margin:
Mid Atlantic	$288,131	$281,230	$830,097	$775,983
North East	78,251	67,861	221,829	180,389
Mid East	114,087	103,918	302,977	278,983
South East	159,431	156,846	459,137	476,319

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit margin percentage:
Mid Atlantic	25.1%	24.5%	25.2%	24.7%
North East	26.0%	25.3%	26.3%	26.3%
Mid East	22.8%	22.2%	22.4%	21.7%
South East	21.9%	24.9%	22.8%	26.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment profit:
Mid Atlantic	$214,132	$212,826	$613,262	$567,119
North East	56,246	48,787	157,476	125,779
Mid East	81,385	75,136	211,374	193,360
South East	95,089	107,666	280,936	339,723
Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,206	$514.7	1,822	$526.2	6,785	$522.2	6,405	$520.2
North East	536	$616.4	448	$561.3	1,541	$617.2	1,353	$563.7
Mid East	1,105	$400.2	916	$407.2	3,630	$404.8	3,572	$392.4
South East	1,803	$354.1	1,560	$372.8	5,810	$363.9	5,209	$366.3
Total	5,650	$450.7	4,746	$456.1	17,766	$454.7	16,539	$447.7

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,229	$514.9	2,199	$521.2	6,394	$515.9	6,024	$522.2
North East	495	$606.9	476	$563.5	1,445	$583.6	1,271	$538.6
Mid East	1,219	$411.1	1,209	$387.5	3,343	$404.5	3,265	$392.8
South East	1,965	$370.5	1,722	$365.2	5,474	$368.5	4,770	$380.2
Total	5,908	$453.2	5,606	$448.0	16,656	$451.0	15,330	$451.8

	As of September 30,
	2024		2023
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,485	$531.4	4,073	$531.7
North East	1,124	$646.5	967	$587.5
Mid East	2,263	$411.5	2,160	$401.1
South East	3,467	$369.8	3,171	$379.3
Total	11,339	$469.5	10,371	$463.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
New order cancellation rate:
Mid Atlantic	12.4%	12.8%	12.2%	13.0%
North East	12.3%	11.5%	13.8%	11.5%
Mid East	16.5%	15.3%	15.1%	13.3%
South East	16.5%	14.1%	13.8%	12.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average active communities:
Mid Atlantic	146	167	152	166
North East	32	36	32	37
Mid East	98	109	100	111
South East	146	119	143	110
Total	422	431	427	424
Homebuilding Inventory:

	September 30, 2024	December 31, 2023
Sold inventory:
Mid Atlantic	$873,945	$796,591
North East	251,437	220,511
Mid East	325,572	268,269
South East	517,526	412,873
Total (1)	$1,968,480	$1,698,244

	September 30, 2024	December 31, 2023
Unsold lots and housing units inventory:
Mid Atlantic	$82,328	$116,165
North East	29,772	18,804
Mid East	23,780	20,559
South East	90,070	60,953
Total (1)	$225,950	$216,481
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	September 30, 2024	December 31, 2023
Total lots controlled:
Mid Atlantic	48,800	46,000
North East	16,400	14,300
Mid East	22,700	22,200
South East	63,900	59,000
Total	151,800	141,500

	September 30, 2024	December 31, 2023
Contract land deposits, net:
Mid Atlantic	$252,385	$222,922
North East	80,283	61,182
Mid East	58,765	46,804
South East	287,399	253,292
Total	$678,832	$584,200

Mid Atlantic
Three Months Ended September 30, 2024 and 2023
The Mid Atlantic segment profit was relatively flat quarter over quarter, as revenues remained flat due to a 1% increase in the number of units settled, offset by a 1% decline in the average settlement price. The segment’s gross profit margin percentage increased to 25.1% in the third quarter of 2024 from 24.5% in the third quarter of 2023. Gross profit margins were positively impacted by lower lumber costs quarter over quarter.
Segment New Orders increased 21%, while the average sales price of New Orders decreased 2% in the third quarter of 2024 compared to the third quarter of 2023. Despite a 12% decrease in the average number of active communities quarter over quarter, New Orders were favorably impacted by a higher sales absorption rate in the third quarter of 2024. The decrease in the average sales price of New Orders was primarily attributable to a shift to lower priced communities within certain markets in the segment quarter over quarter.
Nine Months Ended September 30, 2024 and 2023
The Mid Atlantic segment had an approximate $46,100, or 8%, increase in segment profit in the first nine months of 2024 compared to the first nine months of 2023. The increase in segment profit was driven by an increase in segment revenues of approximately $152,500, or 5%, coupled with an increase in gross profit margins. Segment revenues increased due to a 6% increase in the number of units settled which was primarily attributable to an 11% higher backlog unit balance entering 2024 compared to backlog entering 2023. The segment’s gross profit margin percentage increased to 25.2% in the first nine months of 2024 from 24.7% in the first nine months of 2023. Gross profit margins were positively impacted primarily by the improved leveraging of certain operating costs attributable to the increase in settlement activity, offset partially by higher lot costs and closing cost assistance year over year.
Segment New Orders increased 6% in the first nine months of 2024 compared to the first nine months of 2023, while the average sales price of New Orders remained relatively flat. Despite an 8% decrease in the average number of active communities year over year, New Orders were favorably impacted by a higher sales absorption rate year over year.
North East
Three Months Ended September 30, 2024 and 2023
The North East segment had an approximate $7,500, or 15%, increase in segment profit in the third quarter of 2024 compared to the third quarter of 2023. The increase in segment profit was driven by an increase in segment revenues of approximately $32,200, or 12%. Segment revenues increased due to a 4% increase in the number of units settled and a 8% increase in the average settlement price quarter over quarter. The increase in settlements was primarily attributable to a 9% higher backlog unit balance entering the third quarter of 2024 compared to backlog entering the third quarter of 2023, offset partially by a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 9% higher average price of units in backlog entering the third quarter of 2024 compared to the average price of units in backlog entering the third quarter of 2023. The segment's gross profit margin percentage increased to 26.0% in the third quarter of 2024 from 25.3% in the third quarter of 2023. Gross profit margins were positively impacted primarily by the improved leveraging of certain operating costs attributable to the increase in settlement activity, offset partially by higher lot costs and closing cost assistance. In addition, margins were favorably impacted by lower lumber costs quarter over quarter.
Segment New Orders and the average sales price of New Orders increased 20% and 10%, respectively, in the third quarter of 2024 compared to the third quarter of 2023. Despite a 12% decrease in the average number of active communities quarter over quarter, New Orders were favorably impacted by a higher sales absorption rate quarter over quarter. The increase in the average sales price of New Orders was primarily attributable to a shift to higher priced communities in certain markets quarter over quarter.
Nine Months Ended September 30, 2024 and 2023
The North East segment had an approximate $31,700, or 25%, increase in segment profit in the first nine months of 2024 compared to the first nine months of 2023. Segment profits were favorably impacted by an increase in segment revenue of approximately $158,900, or 23%. Segment revenues were favorably impacted by a 14%

increase in the number of units settled and a 8% increase in the average settlement price year over year. The increase in settlements was primarily attributable to a 16% higher backlog unit balance entering 2024 compared to backlog entering 2023, coupled with a higher backlog turnover rate year over year. The increase in the average settlement price was primarily attributable to a 9% higher average sales price of units in backlog entering 2024 compared to backlog entering 2023. The segment's gross profit margin percentage was flat year over year.
Segment New Orders and the average sales price of New Orders increased 14% and 10%, respectively, in the first nine months of 2024 compared to the first nine months of 2023. Despite an 11% decrease in the average number of active communities year over year, New Orders were favorably impacted by a higher sales absorption rate year over year. The increase in the average sales price of New Orders was primarily attributable to a shift to higher priced communities in certain markets year over year.
Mid East
Three Months Ended September 30, 2024 and 2023
The Mid East segment had an approximate $6,200, or 8%, increase in segment profit in the third quarter of 2024 compared to the third quarter of 2023, due primarily to an increase in segment revenues of approximately $32,500, or 7%, coupled with an increase in gross profit margins to 22.8% in the the third quarter of 2024 from 22.2% in the third quarter of 2023. Segment revenues were favorably impacted by a 6% increase in the average price of homes settled quarter over quarter, due to a 6% higher average sales price of units in backlog entering the third quarter of 2024 compared to backlog entering the third quarter of 2023. The segment's gross profit margin percentage was favorably impacted by the higher average settlement prices and lower lumber costs quarter over quarter, offset partially by higher lot costs and closing cost assistance.
Segment New Orders increased 21% in the third quarter of 2024 compared to the third quarter of 2023, while the average sales price of New Orders decreased 2% quarter over quarter. Despite a 10% decrease in the average number of active communities quarter over quarter, New Orders were favorably impacted by a higher sales absorption rate in the third quarter of 2024. The decrease in the average sales price of New Orders was primarily attributable to a shift to lower priced markets within the segment.
Nine Months Ended September 30, 2024 and 2023
The Mid East segment had an approximate $18,000, or 9%, increase in segment profit in the first nine months of 2024 compared to the first nine months of 2023, due primarily to an increase in segment revenues of approximately $69,300, or 5%, coupled with an increase in gross profit margins to 22.4% in the first nine months of 2024 from 21.7% in the first nine months of 2023. Segment revenues increased due to a 3% increase in the average price of units settled and a 2% increase in the number of units settled year over year. The increase in the average settlement price was attributable primarily to the 6% increase in the average settlement price in the third quarter of 2024 as discussed above. The increase in settlements was attributable primarily to a 7% higher backlog unit balance entering 2024 compared to the backlog entering 2023. Gross profit margin was favorably impacted by the improved leveraging of certain operating costs as settlement activity increased, offset partially by higher lot costs and closing cost assistance year over year.
Segment New Orders increased 2% in the first nine months of 2024 compared to the first nine months of 2023, while the average sales price of New Orders increased 3% year over year. Despite a 10% decrease in the average number of active communities year over year, New Orders were favorably impacted by a higher sales absorption rate year over year. The increase in the average sales price of New Orders was primarily attributable to a shift to higher priced communities within certain markets year over year.
South East
Three Months Ended September 30, 2024 and 2023
The South East segment had an approximate $12,600, or 12%, decrease in segment profit in the third quarter of 2024 compared to the third quarter of 2023. The decrease in segment profit was primarily driven by a decrease in gross profit margins to 21.9% in the third quarter of 2024 from 24.9% in the third quarter of 2023. Gross profit margins were negatively impacted primarily by higher lot costs and closing cost assistance. Segment revenues in the third quarter of 2024 were higher by approximately $99,200, or 16%, due to primarily to a 14% increase in the number of units settled. The increase in settlements is attributable primarily to a 9% higher backlog unit balance entering the third quarter of 2024 compared to the backlog entering the third quarter of 2023, coupled with a higher backlog turnover rate quarter over quarter.
Segment New Orders increased 16% in the third quarter of 2024 compared to the third quarter of 2023, while the average sales price of New Orders decreased 5% quarter over quarter. New Orders were favorably impacted by a 22% increase in the average number of active communities, offset partially by a 6% lower absorption rate within the segment quarter over quarter. The decrease in the average sales price of New Orders was primarily attributable to a shift to lower priced communities in certain markets within the segment quarter over quarter.
Nine Months Ended September 30, 2024 and 2023
The South East segment had an approximate $58,800, or 17%, decrease in segment profit in the first nine months of 2024 compared to the first nine months of 2023 due primarily to a decrease in gross profit margins to 22.8% in the first nine months of 2024 from 26.3% in the first nine months of 2023. Gross profit margins were negatively impacted primarily by higher lot costs and closing cost assistance. Segment revenues in the third quarter of 2024 were higher by approximately $203,500, or 11%, due to a 15% increase in the number of units settled, partially offset by a 3% decrease in the average price of units settled year over year. The increase in settlements was attributable primarily to a 15% higher backlog balance entering 2024 compared to the backlog entering 2023, coupled with a higher backlog turnover rate year over year. The decrease in the average settlement price was attributable primarily to a 7% lower average sales price of units in backlog entering 2024 compared to backlog entering 2023.
Segment New Orders increased 12% in the first nine months of 2024 compared to the first nine months of 2023, while the average sales price of New Orders decreased 1% year over year. The increase in New Orders was primarily attributable to a 30% increase in the average number of active communities, offset partially by a 14% lower absorption rate within the segment year over year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Homebuilding consolidated gross profit:
Mid Atlantic	$288,131	$281,230	$830,097	$775,983
North East	78,251	67,861	221,829	180,389
Mid East	114,087	103,918	302,977	278,983
South East	159,431	156,846	459,137	476,319
Consolidation adjustments and other	(13,347)	380	(27,248)	(22,393)
Homebuilding consolidated gross profit	$626,553	$610,235	$1,786,792	$1,689,281

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Homebuilding consolidated income before taxes:
Mid Atlantic	$214,132	$212,826	$613,262	$567,119
North East	56,246	48,787	157,476	125,779
Mid East	81,385	75,136	211,374	193,360
South East	95,089	107,666	280,936	339,723
Reconciling items:
Contract land deposit reserve adjustment (1)	(3,079)	(3,783)	5,712	6,696
Equity-based compensation expense (2)	(18,012)	(24,665)	(51,410)	(69,356)
Corporate capital allocation (3)	86,489	74,171	246,044	215,862
Unallocated corporate overhead	(36,780)	(38,376)	(122,300)	(130,701)
Consolidation adjustments and other	2,575	16,947	6,666	10,948
Corporate interest expense	(6,787)	(6,583)	(20,052)	(20,126)
Corporate interest income	32,409	38,680	106,173	101,963
Reconciling items sub-total	56,815	56,391	170,833	115,286
Homebuilding consolidated income before taxes	$503,667	$500,806	$1,433,881	$1,341,267

(1)This item represents changes to the contract land deposit impairment reserve, which are not allocated to our reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.
(2)The decrease in equity-based compensation expense for the three and nine-month periods ended September 30, 2024 was primarily attributable to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.

(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Corporate capital allocation charge:
Mid Atlantic	$35,976	$33,994	$104,872	$102,509
North East	10,578	8,944	30,456	24,542
Mid East	11,929	9,974	32,850	29,453
South East	28,006	21,259	77,866	59,358
Total	$86,489	$74,171	$246,044	$215,862

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2024 and 2023
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment's customers. NVRM sells almost all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loan closing volume:
Total principal	$1,656,507	$1,621,599	$4,564,597	$4,240,529

Loan volume mix:
Adjustable rate mortgages	2%	2%	2%	3%
Fixed-rate mortgages	98%	98%	98%	97%

Operating profit:
Segment profit	$36,156	$39,921	$112,046	$107,191
Equity-based compensation expense	(1,211)	(1,387)	(3,055)	(4,132)
Mortgage banking income before tax	$34,945	$38,534	$108,991	$103,059

Capture rate:	86%	89%	86%	86%

Mortgage banking fees:
Net gain on sale of loans	$43,896	$46,767	$135,046	$127,898
Title services	11,316	9,753	31,875	30,068
Servicing fees	99	96	242	155
	$55,311	$56,616	$167,163	$158,121

Loan closing volume for the three and nine months ended September 30, 2024 increased by approximately $34,900, or 2%, and $324,100, or 8%, respectively, from the same periods in 2023. The increase in loan closing volume during both the three and nine months ended September 30, 2024 was primarily attributable to the 5% and 9% increases in the homebuilding segment’s number of units settled for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. The favorable impact of higher homebuilding settlements on loan closing volume during the third quarter of 2024 was partially offset by a lower capture rate quarter over quarter.

Segment profit for the three months ended September 30, 2024 decreased by approximately $3,800, or 9%, from the same period in 2023. This decrease was attributable to an increase in general and administrative expenses and a decrease in mortgage banking fees. General and administrative expenses increased by approximately $2,400, or 11%, from the same period in 2023, primarily due to an increase in personnel costs. Mortgage banking fees decreased by approximately $1,300, or 2%, which was primarily due to a decrease in gains on sales of loans.

Segment profit for the nine months ended September 30, 2024 increased by approximately $4,900, or 5%, from the same period in 2023. This increase was primarily attributable to an increase of approximately $9,000, or 6%, in mortgage banking fees due to an increase in gains on sales of loans. This increase was partially offset by an increase in general and administrative expenses of approximately $6,600, or 10%, during the nine months ended September 30, 2024, which was primarily due to an increase in personnel costs.
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
Effective Tax Rate
Our effective tax rate for the three and nine months ended September 30, 2024 was 20.3% and 20.6%, respectively, compared to 19.7% and 18.2% for the three and nine months ended September 30, 2023, respectively. The increase in the effective tax rate in the three and nine month periods of 2024 compared to the same periods in 2023 was primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $23,100 and $73,700 for the three and nine months ended September 30, 2024, respectively, and approximately $31,900 and $111,000 for the three and nine months ended September 30, 2023, respectively.
We expect to experience volatility in our effective tax rate in future quarters as the amount of the excess tax benefit from equity-based awards is dependent on our stock price when awards are exercised as well as on the timing of exercises, which historically has varied from quarter to quarter.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of September 30, 2024, we had approximately $2,500,000 in cash and cash equivalents, approximately $282,900 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
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

(ii) Payment obligations totaling approximately $485,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 13 of this Quarterly Report on Form 10-Q for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2024. For the nine months ended September 30, 2024, we repurchased 192,655 shares of our common stock at an aggregate purchase price of $1,493,362. As of September 30, 2024, we had approximately $682,507 available under a Board approved repurchase authorization.
Capital Resources
Senior Notes
As of September 30, 2024, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of September 30, 2024.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $17,100 outstanding as of September 30, 2024. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement as of September 30, 2024.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the "Repurchase Agreement") which provides for aggregate borrowings up to $150,000 and is non-recourse to NVR. In July 2024, NVRM entered into the Second Amendment to the Repurchase Agreement, which extended the term of the Repurchase Agreement through July 14, 2025. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. As of September 30, 2024, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There were no borrowings outstanding under the Repurchase Agreement as of September 30, 2024.
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Cash Flows
For the nine months ended September 30, 2024, cash, restricted cash, and cash equivalents decreased by $646,777.  Net cash provided by operating activities was $737,412 for the nine months ended September 30, 2024, due primarily to cash provided by earnings. Cash was primarily used to fund the increase in inventory of $307,247, attributable to an increase in units under construction as of September 30, 2024 compared to December 31, 2023 and a net use of approximately $166,000 from mortgage loan activity.
Net cash used in investing activities for the nine months ended September 30, 2024 was $19,797. Cash was used primarily for purchases of property, plant and equipment of $23,621.
Net cash used in financing activities was $1,364,392 for the nine months ended September 30, 2024.  Cash was used to repurchase 192,655 shares of our common stock at an aggregate purchase price of $1,493,362 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $130,778.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the nine months ended September 30, 2024. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2024, we fully utilized the remaining amount available under our $750 million share repurchase authorization that was publicly announced on February 14, 2024. On May 7, 2024, we publicly announced that our Board of Directors had approved an additional repurchase authorization in the amount of up to $750 million. The share repurchase authorizations authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased the following shares of our common stock during the third quarter of 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2024	20,127	$7,707.35	20,127	$884,831
August 1 - 31, 2024	11,157	$8,807.67	11,157	$786,564
September 1 - 30, 2024	11,345	$9,172.09	11,345	$682,507
Total	42,629	$8,385.15	42,629

(1)    All of the shares repurchased in July and August 2024 were repurchased under our February 14, 2024 repurchase authorization. Of the shares repurchased in September 2024, 4,018 shares were repurchased under the February 14, 2024 share repurchase authorization, which fully utilized the February 2024 authorization. The remaining 7,327 shares were repurchased under the May 7, 2024 share repurchase authorization.
Item 5.    Other Events
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

NVR, Inc.

Date: November 5, 2024	By:	Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer