Form 10-K
period 2024-12-31
NVR INC
filed 2025-02-12
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2024, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $22,402,443,000.
As of February 10, 2025 there were 2,990,451 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2025 are incorporated by reference into Part III of this report.

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
We are one of the largest homebuilders in the United States. We operate in thirty-six metropolitan areas in sixteen states, and Washington, D.C. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. Our Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-six metropolitan areas located in Maryland, Virginia, Washington, D.C., Delaware, West Virginia, Pennsylvania, Ohio, New York, New Jersey, Indiana, Illinois, North Carolina, South Carolina, Georgia, Florida, Tennessee and Kentucky. Our NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware, New Jersey, and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area.
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
We provide a number of mortgage and title-related services through our mortgage banking operations. Through operations in each of our homebuilding markets, NVRM originates mortgage loans exclusively for our homebuyers. NVRM generates revenues primarily from origination fees, gains on sales of loans and title fees. NVRM sells the mortgage loans it closes into the secondary markets primarily on a servicing released basis.
Segment information for our homebuilding and mortgage banking businesses is included in Note 2 in the accompanying consolidated financial statements.

Homebuilding
Products
We offer single-family detached homes, townhomes and condominiums with many different home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to four bedrooms and range from approximately 1,000 to 9,000 finished square feet. During 2024, the prices at which we settled homes ranged from approximately $190,000 to $2.3 million. The average price of homes settled was $450,700 in both 2024 and 2023.
Markets
Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee, Florida, Georgia and Kentucky

Backlog
Backlog, which represents homes sold but not yet settled with the customer, totaled 9,953 units and approximately $4.8 billion as of December 31, 2024 compared to 10,229 units and approximately $4.8 billion as of December 31, 2023. The average price of homes in backlog increased to $481,400 as of December 31, 2024 from $465,000 as of December 31, 2023. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14%, 13% and 14% in 2024, 2023, and 2022, respectively. During the four quarters of each of 2024, 2023 and 2022, approximately 5% in 2024, 4% in 2023 and 4% in 2022 of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2024 backlog during 2025. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.
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
The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include: the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; and the availability of mortgage finance programs. Additionally, we are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply, however, increased construction activity and demand for building materials could lead to supply chain disruptions. See “Risk Factors” in Item 1A of this Form 10-K for additional information regarding these risks.
Mortgage Banking
We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches for which they receive commissions and fees. Because NVRM originates mortgage loans exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2024, NVRM closed approximately 17,300 loans with an aggregate principal amount of approximately $6.3 billion as compared to approximately 15,900 loans with an aggregate principal amount of approximately $5.7 billion in 2023. NVRM’s mortgage loans in process that had not closed had an aggregate principal balance of approximately $2.9 billion as of both December 31, 2024 and December 31, 2023.
NVRM sells the mortgage loans it closes to investors in the secondary markets primarily on a servicing released basis, typically within 30 days from the loan closing. NVRM is an approved seller/servicer for Fannie Mae (“FNMA”) and Freddie Mac ("FHLMC") mortgage loans and an approved seller/issuer/servicer of Ginnie Mae (“GNMA”), Department of Veterans Affairs (“VA”) and Federal Housing Administration (“FHA”) mortgage loans.
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

Human Capital
As of December 31, 2024, we had approximately 7,000 full time employees, of whom approximately 5,930 worked in our homebuilding operations, and approximately 1,070 worked in our mortgage banking operations, compared to December 31, 2023, when we had approximately 6,300 full time employees, of whom approximately 5,300 worked in our homebuilding operations, and approximately 1,000 worked in our mortgage banking operations. None of our employees are covered by collective bargaining agreements.
Our employees are our most important asset. We are committed to continually developing an inclusive culture that attracts a diverse workforce and enables them to contribute to the success of the company by emphasizing their unique perspectives and backgrounds. All of our employees must adhere to our code of ethics and standards of business conduct that sets standards for appropriate behavior in the workplace. Our compensation philosophy has been consistent for 30 years and is designed to motivate and retain highly qualified and experienced employees.
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

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public at the SEC’s website at www.sec.gov.
Our principal website can be found at www.nvrinc.com. We make available free of charge on or through our website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.
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
Forward-Looking Statements
Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” "could," or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward-looking statements contained in this document include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; the economic impact of a major epidemic or pandemic; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control as well as risks and uncertainties identified under Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations. We undertake no obligation to update such forward-looking statements except as required by law.

Item 1A.    Risk Factors.
Our business is affected by the risks generally incident to the residential construction business, including, but not limited to:
•actual and expected changes in interest rates, which affect the availability of mortgage financing for potential purchasers of homes;
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
Demand for new homes is sensitive to economic changes driven by conditions such as employment levels, job growth, and consumer confidence. If the economy suffers a downturn, our sales may decline which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
Interest rate movements, inflation and other economic factors can negatively impact our business.
High rates of inflation generally affect the homebuilding industry adversely because of their impact on interest rates and costs. High interest rates not only increase the cost of borrowed funds to homebuilders and developers but also have a significant adverse effect on the affordability of mortgage financing to prospective purchasers and the demand for housing. We are also subject to potential volatility in the price of commodities that impact costs of materials used in our homebuilding business. Increases in prevailing interest rates could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
Our mortgage banking business is also affected by interest rate fluctuations. We also may experience secondary marketing losses resulting from daily movements in interest rates to the extent we are unable to match interest rates and amounts on loans we have committed to originate with forward commitments from third parties to purchase such loans. Volatility in interest rates may have a material adverse effect on our mortgage banking revenue, profitability, stock performance, ability to service our debt obligations and future cash flows.
Our financial results also are affected by other risks attributable to our mortgage banking business, including the impact of government regulation on mortgage loan originations and servicing and the need to issue forward commitments to fund and sell mortgage loans. Our homebuilding customers account for all of our mortgage banking business. The volume of our continuing homebuilding operations therefore affects our mortgage banking business.
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
Because almost all of our customers require mortgage financing, limited availability of suitable mortgage financing could impair the affordability of our homes, lower demand for our products, and increase cancellation of homes in our backlog.
Our business and earnings depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. In addition, many of our potential customers must sell their existing homes in order to buy a home from us. The tightening of credit standards and limited availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete that purchase, either of which could result in potential customers’ inability to buy a home from us. If potential customers or the buyers of our customers’ current homes are not able to obtain suitable mortgage financing, the result could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
If our ability to sell mortgages to investors is impaired, we may be required to fund these commitments ourselves, or we may not be able to originate loans at all. Our mortgage banking business sells all of the loans it originates into the secondary market, usually within 30 days from the date of closing, and has up to $150 million available under a repurchase agreement to fund mortgage closings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Form 10-K for more information about the repurchase agreement. In the event that disruptions to the secondary markets tighten or eliminate the available liquidity for mortgage loans in the secondary markets, or the underwriting requirements by our secondary market investors become more stringent, our ability to sell future mortgages could decline and we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which are limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
We might not be able to continue to compete successfully in our homebuilding or mortgage banking operations, which could have an adverse impact on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
Any inability to secure and control an adequate inventory of lots could adversely impact our operations.
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
The homebuilding business has from time to time experienced building material and labor shortages, including fluctuating lumber prices and supply. In addition, strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. We may also be adversely impacted by governmental policy initiatives which could impact housing demand or construction costs. Significant increases in costs resulting from these market conditions, or delays in construction of homes, could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
Construction defect and home warranty claims are common and can represent a substantial risk for our homebuilding operations. The cost of insuring against construction defect and product liability claims, as well as the claims themselves, can be high. In addition, insurance companies limit coverage offered to protect against these claims. Further restrictions on coverage availability, or significant increases in premium costs or claims, could have a material adverse effect on our financial results.
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
Cybersecurity incidents affecting our electronic and other confidential information could expose us to liability and materially adversely affect our financial condition and results of operations.
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
We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have continued to elevate our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. Our management team regularly reviews our response readiness and completes tabletop exercises on potential cybersecurity incidents with the assistance of a third party cybersecurity consultant. We also require employees to complete training sessions regarding matters such as cybersecurity threats and data protection on a regular basis. These security measures may not be sufficient for all possible occurrences and our information technology systems may remain vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.
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
As of December 31, 2024 we had $900 million in senior notes outstanding. Our existing indebtedness contains restrictive covenants and any future indebtedness may also contain such covenants. These covenants include, or could include, restrictions on our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants, which could result in decreased liquidity or a default on our current or future indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

Regulatory Risk
Government regulations and environmental matters could negatively affect our operations.
We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. These regulations may further increase the cost to produce and market our products. In addition, we have from time to time been subject to, and may also be subject in the future to, periodic delays in our homebuilding projects due to building moratoriums in the areas in which we operate or delays in receiving the necessary governmental approvals. Changes in regulations that restrict homebuilding activities in one or more of our principal markets could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
In recent years, an increasing number of state and federal regulations have been enacted or proposed to reduce the impact of greenhouse gas emissions and other human activities on climate change. Some of this legislation relates to matters such as restrictions and reporting on carbon dioxide emissions and higher building code energy efficiency standards. The impact of such restrictions and requirements on us and our suppliers could increase our operating and compliance costs, as well as the cost of raw materials used in the building process. Higher operating costs could result in us having to increase our home prices to a level that may adversely affect our sales or, if we are unable to increase prices, negatively impact our profitability.
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
Extreme weather or other events, such as significant hurricanes, tornadoes, earthquakes, forest fires, floods, snowfalls, terrorist attacks or war may affect our markets, our operations and our profitability. These events may impact our physical facilities or those of our suppliers or subcontractors and our housing inventories, causing us material increases in costs, or delays in construction of homes. In addition, severe weather conditions and natural disasters may increase the cost of homeowner's insurance or potentially reduce insurance availability which could negatively impact demand in certain of our markets perceived to be more vulnerable to increased severe weather events and other impacts of climate change.

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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data. These processes are implemented and overseen primarily by our Chief Information Officer (CIO) and Chief Information Security Officer (CISO). Our CIO has over 35 years of experience and in his 20 years at NVR has been responsible for the implementation and modernization of many of our key technologies across the enterprise. Our CISO has over 25 years of experience in information technology architecture, including over 18 years with NVR in progressively more senior information security roles.

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
Our CIO and CISO communicate directly with members of the Audit Committee and Board of Directors on cybersecurity matters. In 2024, our CIO and CISO presented updates on our cybersecurity initiatives quarterly; twice to our Audit Committee and twice to our full Board.
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
In connection with the operation of the homebuilding business, we lease production facilities in the following nine locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; Portland, Tennessee; Richmond, Virginia; Fayetteville, North Carolina and Lavonia, Georgia. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately 1.5 million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. Additionally, certain facility leases have early termination options. These leases currently expire between 2027 and 2040. The leases on the production facilities in Fayetteville, North Carolina and Lavonia, Georgia commenced in 2024. The Fayetteville facility is approximately 145,000 square feet with a lease term of 10 years, contains an option for three, five-year extensions. The Lavonia facility is approximately 170,000 square feet with a lease term of 15 years, and contains an option for four, five-year extensions. In 2024 we entered into an agreement to lease a new facility in Haines City, FL which is expected to commence at the end of 2025. The Haines City facility will be approximately 174,000 square feet with a lease term of 15 years from the commencement date and contains an option for five, five-year extensions. In addition, we own a production facility of approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 49% and 56% of total capacity in 2024 and 2023, respectively.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
    Our shares of common stock are listed and principally traded on the New York Stock Exchange under the trading symbol “NVR.” As of the close of business on February 10, 2025, there were 151 shareholders of record of our common stock.
We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.
During the quarter ended December 31, 2024, we had two share repurchase authorizations outstanding. On May 7, 2024 and December 11, 2024, we publicly announced that our Board of Directors had approved new repurchase authorizations in the amount of up to $750 million per authorization. Each share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. In addition, the repurchase authorizations specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 - 31, 2024	3,275	$9,471.88	3,275	$651,486
November 1 - 30, 2024	18,731	$9,067.83	18,731	$481,637
December 1 - 31, 2024	42,210	$8,610.39	42,210	$868,192
Total	64,216	$8,787.75	64,216

The information required by this item with respect to securities authorized for issuance under equity compensation plans is provided under Item 12 of this Form 10-K.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return to holders of our common stock since December 31, 2019 with the Dow Jones US Home Construction Index and the S&P 500 Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2019.
.

$400
$350
$300
$250
$200
$150
$100
$50
$0
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
NVR, Inc
S&P 500
Dow Jones US Home Construction

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2019	2020	2021	2022	2023	2024
NVR, Inc.	$100	$107	$155	$121	$184	$215
S&P 500	$100	$118	$152	$125	$158	$197
Dow Jones US Home Construction	$100	$124	$188	$147	$264	$264

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (dollars in thousands, except per share data)
Results of Operations
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
Business Environment and Current Outlook
Demand for new homes weakened during the fourth quarter of 2024, due to rising mortgage interest rates and continued affordability issues attributable to high mortgage interest rates and home prices. New home demand continues to be favorably impacted by a limited, but increasing, supply of homes in the resale market; however, we expect that affordability issues, inflationary pressures, interest rate volatility and economic uncertainty may continue to weigh on future demand. We also expect to continue to face cost pressures related to building materials, labor and land costs which we expect will impact profit margins based on our ability to manage these costs while balancing sales pace and home prices. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Georgia, Florida, Tennessee and Kentucky

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

As of December 31, 2024, we controlled approximately 162,400 lots as discussed below.
Lot Purchase Agreements ("LPAs")
We controlled approximately 155,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $764,900 and $8,700, respectively. Included in the number of controlled lots are approximately 10,700 lots for which we have recorded a contract land deposit impairment allowance of approximately $58,600 as of December 31, 2024.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $29,300 in three JVs, expected to produce approximately 5,150 lots. Of the lots to be produced by the JVs, approximately 4,800 lots were controlled by us and approximately 350 lots were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $8,400 to one of the JVs as of December 31, 2024.
Land Under Development
We owned land with a carrying value of approximately $65,400 that we expect to be developed into approximately 2,600 finished lots.
See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 35,900 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $20,400 as of December 31, 2024, of which approximately $8,400 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the year ended December 31, 2024 totaled $10,524,479, an increase of 11% from $9,518,202 in 2023. Our net income for 2024 was $1,681,928, or $506.69 per diluted share, increases of 6% and 9% compared to 2023 net income and diluted earnings per share, respectively. Our homebuilding gross profit margin percentage was 23.7% in 2024 compared to 24.3% in 2023. Settlements for the year ended December 31, 2024 totaled 22,836 units, an increase of 11% from 2023. New orders, net of cancellations (“New Orders”) during 2024 were 22,560, an increase of 4% from 2023 while our average New Order sales price increased 2% to $457.7 in 2024. Our backlog of homes sold but not yet settled with the customer as of December 31, 2024 decreased on a unit basis by 3% to 9,953 units and increased on a dollar basis by 1% to $4,791,870 when compared to December 31, 2023. Income before tax from our mortgage banking segment totaled $154,935 in 2024, an increase of 17% when compared to $132,793 in 2023.
Homebuilding Operations
The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2024	2023	2022
Financial data:
Revenues	$10,292,425	$9,314,605	$10,326,770
Cost of sales	$7,850,549	$7,051,198	$7,662,271
Gross profit margin percentage	23.7%	24.3%	25.8%
Selling, general and administrative expenses	$598,207	$588,962	$532,353
Operating data:
New orders (units)	22,560	21,729	19,164
Average new order price	$457.7	$448.4	$462.8
Settlements (units)	22,836	20,662	22,732
Average settlement price	$450.7	$450.7	$454.3
Backlog (units)	9,953	10,229	9,162
Average backlog price	$481.4	$465.0	$472.2
New order cancellation rate	14.2%	12.8%	14.2%

Consolidated Homebuilding
Homebuilding revenues increased 11% in 2024 compared to 2023, as a result of an 11% increase in the number of units settled. The increase in the number of units settled was primarily attributable to a 12% higher backlog unit balance entering 2024 compared to the same period in 2023, coupled with a higher backlog turnover rate. The gross profit margin percentage in 2024 decreased to 23.7% from 24.3% in 2023. Gross profit margins were negatively impacted by higher lot costs and closing cost assistance.
New Orders and the average sales price of New Orders increased 4% and 2%, respectively, in 2024 when compared to 2023, despite the number of active communities remaining flat year over year. New Orders were higher year over year due to improved demand in the first three quarters of 2024 compared to the same period in 2023, attributable to a limited supply of homes in the resale market and stabilized mortgage interest rates. However, demand began to slow in the fourth quarter, primarily in our South East segment as affordability was negatively impacted in part by rising mortgage interest rates and by an increase in the supply of homes in the resale and new home markets within certain markets in our South East segment. The increase in the average sales price of New Orders is primarily attributable to a relative shift to higher priced markets and communities in certain of our reportable segments as discussed in the respective segments below.
Selling, general and administrative ("SG&A") expenses in 2024 increased by approximately $9,200 compared to 2023, and as a percentage of revenue decreased to 5.8% in 2024 from 6.3% in 2023. The increase in SG&A expense was due primarily to an increase of approximately $21,000 in personnel costs attributable to an increase in headcount year over year. Additionally, sales and marketing expenses were approximately $9,600 higher year over year due to an increase in model home related expenses. These increases were partially offset by a $24,000 decrease in equity-based compensation year over year due primarily to the non-qualified stock options to purchase shares of NVR common stock ("Options") and restricted stock units ("RSUs") issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023.
Our backlog represents homes sold but not yet settled with our customers. As of December 31, 2024, our backlog decreased on a unit basis by 3% to 9,953 units, but increased on a dollar basis by 1% to $4,791,870 when compared to 10,229 units and $4,756,926, respectively, as of December 31, 2023. The decrease in backlog units was attributable to a higher backlog turnover rate year over year as the number of units settled exceeded New Orders year over year. Backlog dollars were higher primarily due to a 4% increase in the average price of units in backlog year over year, primarily attributable to a relative shift to higher priced markets and communities in certain of our reportable segments.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the beginning backlog for the current period. Calculated as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 14%, 13% and 14% in 2024, 2023, and 2022, respectively. During the four quarters of each of 2024, 2023 and 2022, approximately 5% in 2024, 4% in 2023 and 4% in 2022, of a reporting quarter’s opening backlog cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2024 backlog during 2025. See “Risk Factors” in Item 1A of this Form 10-K.
The rate at which we turn over our backlog is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity, building material availability and other external factors over which we do not exercise control.
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
We record impairment charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit impairment allowance as of December 31, 2024 and 2023 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $8,700 and $7,700 as of December 31, 2024 and 2023, respectively, of letters of credit issued as deposits in lieu of cash.

The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:
Selected Segment Financial Data:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Mid Atlantic	$4,423,768	$4,189,957	$4,766,329
North East	1,165,873	948,289	892,543
Mid East	1,861,735	1,723,514	2,147,262
South East	2,841,049	2,452,845	2,520,636

	Year Ended December 31,
	2024	2023	2022
Gross profit margin:
Mid Atlantic	$1,105,469	$1,023,993	$1,280,596
North East	303,650	243,634	226,666
Mid East	414,449	372,671	476,659
South East	634,847	629,843	751,734

	Year Ended December 31,
	2024	2023	2022
Gross profit margin percentage:
Mid Atlantic	25.0%	24.4%	26.9%
North East	26.0%	25.7%	25.4%
Mid East	22.3%	21.6%	22.2%
South East	22.3%	25.7%	29.8%

	Year Ended December 31,
	2024	2023	2022
Segment profit:
Mid Atlantic	$816,255	$745,323	$994,027
North East	217,225	169,012	157,333
Mid East	290,834	257,865	343,236
South East	388,158	440,538	577,030

Segment Operating Activity:

	Year Ended December 31,
	2024		2023		2022
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	8,511	$527.3	8,434	$515.5	7,816	$526.6
North East	1,994	$622.4	1,879	$573.2	1,679	$528.3
Mid East	4,654	$408.0	4,514	$396.5	4,344	$400.5
South East	7,401	$364.6	6,902	$366.4	5,325	$399.4
Total	22,560	$457.7	21,729	$448.4	19,164	$462.8

	Year Ended December 31,
	2024		2023		2022
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	8,537	$518.1	8,032	$521.5	9,042	$527.1
North East	1,967	$592.6	1,736	$546.2	1,763	$506.3
Mid East	4,585	$406.0	4,391	$392.4	5,518	$389.1
South East	7,747	$366.7	6,503	$377.2	6,409	$393.3
Total	22,836	$450.7	20,662	$450.7	22,732	$454.3

	Year Ended December 31,
	2024		2023		2022
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,068	$541.6	4,094	$522.5	3,692	$536.3
North East	1,055	$658.1	1,028	$602.0	885	$553.9
Mid East	2,045	$416.5	1,976	$412.1	1,853	$403.2
South East	2,785	$374.3	3,131	$378.4	2,732	$405.7
Total	9,953	$481.4	10,229	$465.0	9,162	$472.2
 Operating Data:

	Year Ended December 31,
	2024	2023	2022
New order cancellation rate:
Mid Atlantic	13.4%	12.8%	14.4%
North East	14.4%	11.9%	12.2%
Mid East	15.5%	13.9%	16.4%
South East	14.4%	12.3%	12.6%

	Year Ended December 31,
	2024	2023	2022
Average active communities:
Mid Atlantic	147	166	160
North East	31	36	36
Mid East	101	110	126
South East	148	115	93
Total	427	427	415
Homebuilding Inventory:

	As of December 31,
	2024	2023
Sold inventory:
Mid Atlantic	$845,686	$796,591
North East	229,152	220,511
Mid East	276,459	268,269
South East	402,967	412,873
Total (1)	$1,754,264	$1,698,244

	As of December 31,
	2024	2023
Unsold lots and housing units inventory:
Mid Atlantic	$100,897	$116,165
North East	17,198	18,804
Mid East	23,091	20,559
South East	99,369	60,953
Total (1)	$240,555	$216,481

(1)Total segment inventory differs from consolidated inventory due to certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	As of December 31,
	2024	2023
Total lots controlled:
Mid Atlantic	50,900	46,000
North East	17,000	14,300
Mid East	24,100	22,200
South East	70,400	59,000
Total	162,400	141,500

	As of December 31,
	2024	2023
Contract land deposits, net:
Mid Atlantic	$258,333	$222,922
North East	105,062	61,182
Mid East	65,147	46,804
South East	306,855	253,292
Total	$735,397	$584,200
Mid Atlantic
The Mid Atlantic segment had an approximate $70,900, or 10%, increase in segment profit in 2024 compared to 2023, driven by an increase in segment revenues of approximately $233,800, or 6%, coupled with an increase in gross profit margins. Segment revenues increased due to a 6% increase in the number of units settled which was primarily attributable to an 11% higher backlog unit balance entering 2024 compared to backlog entering 2023. The Mid Atlantic segment’s gross profit margin percentage increased to 25.0% in 2024 from 24.4% in 2023. Gross profit margins were favorably impacted primarily by the improved leveraging of certain operating costs attributable to the increase in settlement activity, offset partially by higher lot costs and closing cost assistance year over year.
Segment New Orders increased 1% while the average sales price of New Orders increased 2% in 2024 compared to 2023. New Orders were slightly higher despite a 12% decrease in the average number of active communities year over year, due to a 14% higher sales absorption rate year over year. Sales demand remained favorable in certain markets within the segment due to a limited supply of homes in the resale market. The increase in the average sales price of New Orders was primarily attributable to a relative shift to higher priced communities in certain markets year over year.
North East
The North East segment had an approximate $48,200, or 29%, increase in segment profit in 2024 compared to 2023. Segment profits were favorably impacted by an increase in segment revenue of approximately $217,600, or 23%. Segment revenues were favorably impacted by a 13% increase in the number of units settled and an 8% increase in the average settlement price year over year. The increase in settlements was primarily attributable to a 16% higher backlog unit balance entering 2024 compared to backlog entering 2023. The increase in the average settlement price was primarily attributable to a 9% higher average sales price of units in backlog entering 2024 compared to backlog entering 2023. The segment’s gross profit margin percentage remained relatively flat.

Segment New Orders and the average sales price of New Orders increased 6% and 9%, respectively, in 2024 compared to 2023. Despite a 13% decrease in the average number of active communities year over year, New Orders were favorably impacted by a 22% higher sales absorption rate year over year. Sales demand remained favorable in certain markets within the segment due to a limited supply of homes in the resale market. The increase in the average sales price of New Orders was primarily attributable to a relative shift to higher priced communities in certain markets year over year.
Mid East
The Mid East segment had an approximate $33,000, or 13%, increase in segment profit in 2024 compared to 2023. The increase in segment profit was driven by an increase in segment revenues of approximately $138,200, or 8%, coupled with an increase in gross profit margins year over year. Segment revenues increased due to a 4% increase in settlements year over year, coupled with a 3% increase in the average settlement price. The increase in settlements resulted from a 7% higher backlog unit balance entering 2024 compared to backlog entering 2023, coupled with a higher backlog turnover rate year over year. The increase in the average settlement price is attributable to a 2% higher average price of units in backlog entering 2024 compared to backlog entering 2023, coupled with a 5% higher average price of New Orders for the first six months of 2024 compared to the same period of 2023. The segment’s gross profit margin percentage increased to 22.3% in 2024 from 21.6% in 2023. Gross profit margin was favorably impacted by the improved leveraging of certain operating costs as settlement activity increased, offset partially by higher lot costs and closing cost assistance year over year.
Segment New Orders and the average sales price of New Orders each increased 3% in 2024 compared to 2023. Despite an 8% decrease in the average number of active communities year over year, New Orders were favorably impacted by 12% higher absorption rates year over year. Sales demand remained favorable in certain markets within the segment due to a limited supply of homes in the resale market. The increase in the average sales price of New Orders was primarily attributable to a relative shift to higher priced communities within certain markets year over year.
South East
The South East segment had an approximate $52,400, or 12%, decrease in segment profit in 2024 compared to 2023 due primarily to a decrease in gross profit margins to 22.3% in 2024 from 25.7% in 2023. Gross profit margins were negatively impacted primarily by higher lot costs and closing cost assistance. Segment revenues in 2024 were higher by approximately $388,200, or 16%, due to a 19% increase in the number of units settled, offset by a 3% decrease in the average price of units settled year over year. The increase in settlements was attributable primarily to a 15% higher backlog balance entering 2024 compared to the backlog entering 2023, coupled with a higher backlog turnover rate year over year. The decrease in the average settlement price was attributable primarily to a 7% lower average sales price of units in backlog entering 2024 compared to backlog entering 2023.
Segment New Orders increased 7% while the average sales price of New Orders remained flat year over year. The increase in New Orders was primarily attributable to a 28% increase in the average number of active communities year over year, offset partially by a 16% lower absorption rate within the segment year over year. As noted in the Consolidated Homebuilding section above, sales demand remained favorable through the first three quarters of 2024 compared to the same period in 2023, due to a limited supply of homes in the resale market and stabilized mortgage interest rates. However, demand began to slow in the fourth quarter as affordability was negatively impacted in part by rising mortgage interest rates and by an increase in the supply of homes in the resale and new home markets within certain markets in the segment.
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

	Year Ended December 31,
	2024	2023	2022
Homebuilding consolidated gross profit:
Mid Atlantic	$1,105,469	$1,023,993	$1,280,596
North East	303,650	243,634	226,666
Mid East	414,449	372,671	476,659
South East	634,847	629,843	751,734
Consolidation adjustments and other	(16,539)	(6,734)	(71,156)
Homebuilding consolidated gross profit	$2,441,876	$2,263,407	$2,664,499

	Year Ended December 31,
	2024	2023	2022
Homebuilding consolidated profit before taxes:
Mid Atlantic	$816,255	$745,323	$994,027
North East	217,225	169,012	157,333
Mid East	290,834	257,865	343,236
South East	388,158	440,538	577,030
Reconciling items:
Contract land deposit impairment adjustment (1)	6,228	3,279	(27,300)
Equity-based compensation expense (2)	(69,659)	(93,987)	(78,931)
Corporate capital allocation (3)	330,897	288,805	302,904
Unallocated corporate overhead	(156,470)	(175,208)	(129,998)
Consolidation adjustments and other (4)	26,424	44,619	(1,719)
Corporate interest income	137,530	142,083	32,457
Corporate interest expense	(26,851)	(26,749)	(37,995)
Reconciling items sub-total	248,099	182,842	59,418
Homebuilding consolidated profit before taxes	$1,960,571	$1,795,580	$2,131,044

(1)This item represents changes to the contract land deposit impairment allowance, which are not allocated to our reportable segments. See further discussion of contract land deposit impairment charges in Note 3 in the accompanying consolidated financial statements.
(2)The decrease in equity-based compensation expense in 2024 was primarily attributable to the Options and RSUs issued as part of the 2018 four-year block grant being fully vested as of December 31, 2023. The increase in 2023 from 2022 was primarily attributable to a four year block grant of Options and RSUs in May 2022. See further discussion of equity-based compensation in Note 11 in the accompanying consolidated financial statements.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and is as follows for the years presented:

	Year Ended December 31,
	2024	2023	2022
Corporate capital allocation charge:
Mid Atlantic	$(139,780)	$(135,618)	$(143,251)
North East	(40,614)	(33,269)	(30,623)
Mid East	(43,989)	(39,005)	(51,376)
South East	(106,514)	(80,913)	(77,654)
Total corporate capital allocation charge	(330,897)	(288,805)	(302,904)

(4)     The consolidation adjustments and other in each period are primarily attributable to changes in units under construction year over year, and any significant changes in material costs, primarily lumber. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled.

Mortgage Banking Segment
We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2024	2023	2022
Loan closing volume:
Total principal	$6,260,428	$5,736,532	$6,313,416

Loan volume mix:
Adjustable rate mortgages	2%	2%	8%
Fixed-rate mortgages	98%	98%	92%

Operating profit:
Segment profit	$159,201	$138,313	$125,756
Equity-based compensation expense	(4,266)	(5,520)	(3,606)
Mortgage banking income	$154,935	$132,793	$122,150

Capture rate:	86%	87%	83%

Mortgage banking fees:
Net gain on sale of loans	$188,544	$162,658	$152,668
Title services	43,135	40,754	46,793
Servicing fees	375	185	203
	$232,054	$203,597	$199,664

Loan closing volume in 2024 increased by approximately $523,900, or 9%, from 2023.  The increase was primarily attributable to a 9% increase in the number of loans closed, resulting from an 11% increase in the homebuilding segment’s number of homes settled in 2024 as compared to 2023.
Segment profit in 2024 increased by approximately $20,900, or 15%, from 2023, which was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $28,500, or 14%, due to higher gains on sales of loans. General and administrative expenses increased by $11,100, or 13%, which was the result of increased personnel costs.
Mortgage Banking – Other
We sell all of the loans we originate into the secondary mortgage market. To the extent we underwrite our originated loans to the standards and specifications of the ultimate investor, we have no further financial obligations from the issuance of loans, except in certain limited instances where repurchases or early payment defaults occur. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, GNMA, FHLMC, VA and FHA. Because we sell all of our loans (a small subset of such loans are serviced for a short period of time prior to sale), there is often a substantial delay between the time that a loan goes into default and the time that the investor requests us to reimburse them for losses incurred because of the default.  We believe that all of the loans that we originate are underwritten to the standards and specifications of the ultimate investor to whom we sell our originated loans. We employ a quality control department to ensure that our underwriting controls are effective, and further assess the underwriting function as part of our assessment of internal controls over financial reporting.
We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. As of December 31, 2024 and 2023, we had repurchase reserves of approximately $18,700 and $18,600, respectively.
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
Effective Tax Rate
Our consolidated effective tax rates in 2024 and 2023 were 20.50% and 17.46%, respectively. The increase in the effective tax rate is primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $95,100 and $153,600 for 2024 and 2023, respectively.
We expect continued tax rate volatility in future years attributable to the recognition of excess tax benefits from equity plan activity and distributions from the deferred compensation plans. Given the limited number of participants in our deferred compensation plan, the retirement of a participant could result in a significant distribution of the rabbi trust shares and corresponding tax deduction for the Company.
Recent Accounting Pronouncements Pending Adoption
See Note 1 to the accompanying consolidated financial statements for discussion of recently issued accounting pronouncements applicable to us.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of December 31, 2024, we had a strong liquidity position with approximately $2,500,000 in cash and cash equivalents, approximately $285,000 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility. We believe that our current cash holdings and our anticipated cash flows generated by operating activities, together with the amounts under our revolving credit facility and revolving mortgage repurchase facility will be sufficient to fund our anticipated operations for at least the next twelve months and beyond.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short-term and long-term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i) Payments due to service our debt and interest on that debt. Our current outstanding Senior Notes total $900,000 and mature in May 2030. Future interest payments on our current outstanding Senior Notes total approximately $145,050, with $27,000 due within the next twelve months.
(ii) Payment obligations totaling approximately $584,500 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 12 of this Form 10-K for additional discussion of our leases.

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2024. For the year ended December 31, 2024, we repurchased 256,871 shares of our common stock at an aggregate purchase price of $2,057,677. As of December 31, 2024, we had approximately $868,200 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of December 31, 2024, we had a total of $900,000 in outstanding Senior Notes which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of December 31, 2024.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $14,600 outstanding as of December 31, 2024. The Credit Agreement termination date is February 12, 2026. There were no borrowings outstanding under the Credit Agreement as of December 31, 2024.
Repurchase Agreement
Our mortgage banking subsidiary, NVRM, has an unsecured revolving mortgage repurchase agreement (the "Repurchase Agreement") which is non-recourse to NVR. The purpose of the Repurchase Agreement is to finance the origination of mortgage loans by NVRM. The Repurchase Agreement provides borrowing capacity up to $150,000, subject to certain sublimits. The Repurchase Agreement expires on July 14, 2025. As of December 31, 2024, there was no debt outstanding under the Repurchase Agreement and there were no borrowing base limitations.
See Note 8 of this Form 10-K for additional disclosures regarding our Senior Notes, Credit Agreement and Repurchase Agreement.
Cash Flows
For the year ended December 31, 2024, cash, restricted cash and cash equivalents decreased by $550,777. Net cash provided by operating activities was $1,374,462, due primarily to cash provided by earnings in 2024. Cash was primarily used to fund the increase in contract land deposits of $157,291 attributable to an increase in the number of lots under control as of December 31, 2024 compared to December 31, 2023, and net mortgage loan activity of $105,790. Additional cash was used to fund the increase in inventory of $108,557 attributable to an increase in units under construction year over year.
Net cash used in investing activities in 2024 was $26,553. Cash was used primarily for purchases of property, plant and equipment of $29,212.
Net cash used by financing activities in 2024 was $1,898,686. Cash was used primarily to repurchase 256,871 shares of our common stock at an aggregate purchase price of $2,057,677 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $161,625.
For the year ended December 31, 2023, cash, restricted cash and cash equivalents increased by $640,926. Net cash provided by operating activities was $1,497,993, due primarily to cash provided by earnings in 2023 and net cash proceeds of $46,136 from mortgage loan activity. Cash was primarily used to fund the increase in inventory of $161,875 attributable to an increase in units under construction as of December 31, 2023 compared to December 31, 2022.
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
As of December 31, 2024 and 2023, restricted cash totaled $53,692 and $52,550, respectively. Restricted cash was attributable to customer deposits for certain home sales and cash collected from customers for loans in process and closed mortgage loans held for sale.

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
Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2024 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
Warranty/Product Liability Reserves
We establish warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defect claims, product recalls and litigation incidental to our homebuilding business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2024 consolidated balance sheet to be adequate (see Note 13 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
Although we believe that the compensation costs recognized in 2024 are representative of the cumulative ratable amortization of the grant-date fair value of unvested Options and RSUs outstanding, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different expense valuations and recognition.
Mortgage Repurchase Reserve
We originate several different loan products for our customers to finance the purchase of their home. We sell all of the loans we originate into the secondary mortgage market, typically on a servicing released basis and within 30 days from closing. All of the loans that we originate are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by FNMA, GNMA, FHLMC, VA and FHA. To the extent we underwrite our originated loans to those standards, we bear no increased concentration of credit risk from the issuance of loans, except in certain limited instances where repurchases or early payment defaults occur. We employ a quality control department to ensure that our underwriting controls are effectively operating, and further assess the underwriting function as part of our assessment of internal controls over financial reporting. We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that we have originated and sold. The reserve is calculated based on an analysis of historical experience and exposure. Although we consider the mortgage repurchase reserve reflected on the December 31, 2024 consolidated balance sheet to be adequate (see Note 15 to the accompanying consolidated financial statements included herein), there can be no assurance that this reserve will prove to be adequate over time to cover losses due to unanticipated changes to the assumptions used to estimate the mortgage repurchase reserve.
Impact of Inflation, Changing Prices and Economic Conditions
See “Risk Factors” included in Item 1A of this Form 10-K for a description of the impact of inflation, changing prices and economic conditions on our business and our financial results. See also the discussion of the current business environment in the Business Environment and Current Outlook section above.

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
We are exposed to interest rate risk as it relates to our fixed rate debt, primarily our Senior Notes and our variable rate credit facility and loan repurchase facility. Changes to interest rates generally affect the fair value of fixed-rate debt instruments, but not earnings or cash flows. For variable rate debt, interest rate changes generally will not affect the fair value of the variable debt instruments but will affect earnings and cash flow. As of December 31, 2024, there was no debt outstanding under our credit facility or loan repurchase facility. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the accompanying consolidated financial statements included herein for further discussion of these debt instruments.
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
The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments as of December 31, 2024. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year.

	Maturities (000's)
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$352,489	—	—	—	—	—	$352,489	$355,209
Average interest rate	6.2%	—	—	—	—	—	6.2%
Other:
Forward trades of mortgage-backed securities (a)	$5,700	—	—	—	—	—	$5,700	$5,700
Forward loan commitments (a)	$9,196	—	—	—	—	—	$9,196	$9,196
Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$2,529,235	—	—	—	—	—	$2,529,235	$2,529,235
Average interest rate	4.4%	—	—	—	—	—	4.4%
Interest rate sensitive liabilities:
Fixed rate obligations	$—	—	—	—	—	$900,000	$900,000	$811,161
Average interest rate	—%	—	—	—	—	3.0%	3.0%

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
Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2024 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B.    Other Information.
During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Our executive officers are:

Name	Age	Title
Paul C. Saville	69	Executive Chairman of the Board
Eugene J. Bredow	55	President and Chief Executive Officer
Daniel D. Malzahn	55	Senior Vice President, Chief Financial Officer and Treasurer
Matthew B. Kelpy	51	Vice President and Chief Accounting Officer
The remaining information required by this item will be included under the captions "Proposal No.1 - Election of Directors", "Executive Summary" within "Compensation Discussion and Analysis" and "Corporate Governance Principles and Board Matters" in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders ("2025 Proxy Statement") and is incorporated herein by reference. Our 2025 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2025.

Item 11.    Executive Compensation.
The information required by this item will be included under the caption "Compensation Discussion and Analysis" in our 2025 Proxy Statement and is incorporated herein by reference. In addition, the information from a portion of the 2025 Proxy Statement under "Report of the Compensation Committee" is incorporated herein by reference and furnished in this Form 10-K and shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933. Our 2025 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	388,729	$3,589.06	89,724
Equity compensation plans not approved by security holders	—	$—	—
Total	388,729	$3,589.06	89,724

(1)This category includes the restricted share units (“RSUs”) authorized to be issued under the 2010 and 2018 Equity Incentive Plans. As of December 31, 2024, there were 23,047 RSUs outstanding. Of the shares remaining available for future issuance under the shareholder approved plans, up to a total of 16,782 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans was $3,815.26.

The remaining information required by this item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2025 Proxy Statement and is incorporated herein by reference. Our 2025 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the caption "Corporate Governance Principles and Board Matters" in our 2025 Proxy Statement and is incorporated herein by reference. Our 2025 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2025.
Item 14.    Principal Accountant Fees and Services.
The information required by this item will be included under the caption "Proposal No. 2 - Ratification of Appointment of Independent Auditor" in our 2025 Proxy Statement and is incorporated herein by reference. Our 2025 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2025.

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
    Reports of Independent Registered Public Accounting Firm (KPMG LLP, McLean, VA, Auditor Firm ID: 185)
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Shareholders’ Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

 2.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Articles of Incorporation of NVR, Inc.	10-K		3.1	2/25/2011
3.2	Bylaws, as amended, of NVR, Inc.	8-K		3.1	12/12/2024
4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee.	8-K		4.3	4/23/1998
4.2	Form of Note (included in Indenture).	8-K		4.5	4/23/1998
4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/10/2012
4.4	Sixth Supplemental Indenture dated as of May 4, 2020 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	5/4/2020
4.5	Seventh Supplemental Indenture dated September 9, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/9/2020
4.6	Eighth Supplemental Indenture dated September 17, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.2	9/17/2020
4.7	Form of Global Note.	8-K		4.2	9/10/2012
4.8	Description of Securities of NVR, Inc.	10-K		4.5	2/19/2020
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015.	10-Q		10.1	11/6/2015
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015.	10-Q		10.2	11/6/2015
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015.	10-Q		10.4	11/6/2015
10.4*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated March 1, 2018.	10-Q		10.1	5/1/2018
10.5*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated April 1, 2019.	10-Q		10.2	5/1/2019
10.6*	Extension of Employment Agreement between NVR, Inc. and Paul C. Saville date November 4, 2020.	10-Q		10.1	11/4/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.7*	Extension of Employment Agreement between NVR, Inc. and Daniel D. Malzahn date November 4, 2020.	10-Q		10.2	11/4/2020
10.8*	Extension of Employment Agreement between NVR, Inc. and Eugene J. Bredow date November 4, 2020.	10-Q		10.4	11/4/2020
10.9*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Paul C. Saville dated May 4, 2022.	8-K		10.1	5/6/2022
10.10*	Amendment No. 3 to the Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 4, 2022.	8-K		10.2	5/6/2022
10.11*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated May 4, 2022.	8-K		10.3	5/6/2022
10.12*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies.	S-8	333-29241	4.1	6/13/1997
10.13*	Employee Stock Ownership Plan of NVR, Inc.	10-K/A			12/31/1994
10.14*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan.	10-Q		10.5	11/6/2015
10.15*	First Amendment to NVR, Inc. Nonqualified Deferred Compensation Plan.	10-K		10.36	2/15/2017
10.16*	Description of the Board of Directors’ compensation arrangement.	10-K		10.15	2/13/2019
10.17*	NVR, Inc. 2018 Equity Incentive Plan	S-8	333-224629	10.1	5/3/2018
10.18*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.1	5/14/2018
10.19*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.2	5/14/2018
10.20*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.3	5/14/2018
10.21*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.4	5/14/2018
10.22*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.5	5/14/2018
10.23*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.6	5/14/2018
10.24*	NVR, Inc. 2014 Equity Incentive Plan.	S-8	333-195756	10.1	5/7/2014
10.25*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/6/2022
10.26*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.2	5/7/2014
10.27*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.5	5/6/2022

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.28*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/7/2014
10.29*	NVR, Inc. 2010 Equity Incentive Plan.	S-8	333-166512	10.1	5/4/2010
10.30*	The Amended Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.29	2/13/2019
10.31*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.30	2/13/2019
10.32*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.2	5/6/2010
10.33*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.2	7/30/2013
10.34*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.4	5/6/2010
10.35	Second Amended and Restated Master Repurchase Agreement dated July 20, 2022 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.4	8/3/2022
10.36	First Amendment to Second Amended and Restated Master Repurchase Agreement dated July 19, 2023 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	8/2/2023
10.37	Second Amendment to the Second Amended and Restated Master Repurchase Agreement dated July 16, 2024 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	8/6/2024
10.38	Amended and Restated Credit Agreement dated February 12, 2021 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent and BofA Securities, Inc. as Sole Lead Arranger and Sole Book Runner.	10-K		10.48	2/12/2021
10.39	First Amendment to Amended and Restated Credit Agreement dated December 9, 2022 by and among NVR, Inc. and Bank of America, N.A., as Administrative Agent.	10-K		10.37	2/16/2022
10.40*	Summary of 2025 Executive Officer Incentive Compensation Plan. Filed herewith.
19	Insider Trading Compliance Policy. Filed herewith.
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
97*	Compensation Recovery Policy. Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.
February 12, 2025	By:	/s/ Eugene J. Bredow
Eugene J. Bredow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul C. Saville	Executive Chairman	February 12, 2025
Paul C. Saville
/s/ C. E. Andrews	Director	February 12, 2025
C. E. Andrews
/s/ Sallie B. Bailey	Director	February 12, 2025
Sallie B. Bailey
/s/ Thomas D. Eckert	Director	February 12, 2025
Thomas D. Eckert
/s/ Alfred E. Festa	Director	February 12, 2025
Alfred E. Festa
/s/ Alexandra A. Jung	Director	February 12, 2025
Alexandra A. Jung
/s/ Mel Martinez	Director	February 12, 2025
Mel Martinez
/s/ David A. Preiser	Director	February 12, 2025
David A. Preiser
/s/ W. Grady Rosier	Director	February 12, 2025
W. Grady Rosier
/s/ Susan Williamson Ross	Director	February 12, 2025
Susan Williamson Ross
/s/ Eugene J. Bredow	Principal Executive Officer	February 12, 2025
Eugene J. Bredow
/s/ Daniel D. Malzahn	Principal Financial Officer	February 12, 2025
Daniel D. Malzahn
/s/ Matthew B. Kelpy	Principal Accounting Officer	February 12, 2025
Matthew B. Kelpy

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
NVR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for losses on contract land deposits

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for losses on contract land deposits (“lot deposit allowance”) was $58,597,000 recorded against total contract land deposit assets of $785,272,000 as of December 31, 2024. The Company estimated the lot deposit allowance using a loss contingency analysis that assesses a combination of quantitative and qualitative information for each individual deposit associated with a community. As the Company does not own the lots on which they have placed a deposit, the loss contingency analysis assesses contracts on a community-by-community basis and records an estimated lot deposit allowance for communities which may result in forfeiture of the lot deposit. In estimating the lot deposit allowance, the Company evaluates whether it can sell houses at an acceptable profit margin and sales pace, and considers market and economic conditions.

We identified the assessment of the lot deposit allowance as a critical audit matter. Such assessment involved measurement uncertainty that required subjective auditor judgment. Specifically, the assessment encompassed the evaluation of the loss contingency analysis, inclusive of (1) the method used to estimate the allowance assigned to a lot deposit, (2) the quantitative data metrics, as applicable, of profit margins and sales volumes, and (3) the qualitative factors, as applicable, of developer performance and community specific factors. In addition, it was challenging to obtain objective audit evidence, and evaluate the sufficiency of that audit evidence.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over (1) the development and approval of the loss contingency analysis, (2) the determination of the quantitative data metrics and qualitative factors used in the analysis, and (3) the preparation and measurement of the lot deposit allowance estimate. We evaluated the process to develop the quantitative and qualitative information used to assess the lot deposit allowance rates. Specifically, we assessed the consistency of data used in the process with its source, evaluated the reliability of data sources, and considered if all relevant data points were used in the analysis. We tested the lot deposit allowance balance by:
•assessing the recoverability of a sample of individual lot deposits and comparing our results to those of the Company
•analyzing the timing of changes for a sample of lot deposits for consistency with changes in quantitative or qualitative data
•evaluating the consistency of the loss contingency analysis by comparing the treatment of similar lot deposits and community positions between the current and prior years
•comparing prior lot deposit allowance estimates to subsequent lot deposit forfeiture activity.
We also evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s lot deposit allowance.

/s/ KPMG LLP
We have served as the Company's auditor since 1987.
McLean, Virginia
February 12, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
NVR, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited NVR, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 12, 2025

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Homebuilding:
Cash and cash equivalents	$2,561,339	$3,126,472
Restricted cash	42,172	41,483
Receivables	32,622	29,000
Inventory:
Lots and housing units covered under sales agreements with customers	1,727,243	1,674,686
Unsold lots and housing units	237,177	214,666
Land under development	65,394	36,895
Building materials and other	28,893	23,903
	2,058,707	1,950,150

Contract land deposits, net	726,675	576,551
Property, plant and equipment, net	95,619	63,716
Operating lease right-of-use assets	78,340	70,384
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Deferred tax assets, net	142,192	148,005
Other assets	108,986	94,746
	5,888,232	6,142,087
Mortgage Banking:
Cash and cash equivalents	49,636	36,422
Restricted cash	11,520	11,067
Mortgage loans held for sale, net	355,209	222,560
Property and equipment, net	7,373	6,348
Operating lease right-of-use assets	23,482	23,541
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	38,189	152,385
	492,756	459,670
Total assets	$6,380,988	$6,601,757

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$332,772	$347,738
Accrued expenses and other liabilities	441,300	413,043
Customer deposits	322,926	334,441
Operating lease liabilities	83,939	75,797
Senior notes	911,118	913,027
	2,092,055	2,084,046
Mortgage Banking:
Accounts payable and other liabilities	53,433	127,511
Operating lease liabilities	25,428	25,475
	78,861	152,986
Total liabilities	2,170,916	2,237,032

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2024 and December 31, 2023	206	206
Additional paid-in capital	3,031,637	2,848,528
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both December 31, 2024 and December 31, 2023	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	15,046,953	13,365,025
Less treasury stock at cost – 17,543,686 and 17,360,454 shares as of December 31, 2024 and December 31, 2023, respectively	(13,868,724)	(11,849,034)
Total shareholders' equity	4,210,072	4,364,725
Total liabilities and shareholders' equity	$6,380,988	$6,601,757

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Homebuilding:
Revenues	$10,292,425	$9,314,605	$10,326,770
Other income	143,890	148,010	37,038
Cost of sales	(7,850,549)	(7,051,198)	(7,662,271)
Selling, general and administrative	(598,207)	(588,962)	(532,353)
Operating income	1,987,559	1,822,455	2,169,184
Interest expense	(26,988)	(26,875)	(38,140)
Homebuilding income	1,960,571	1,795,580	2,131,044

Mortgage Banking:
Mortgage banking fees	232,054	203,597	199,664
Interest income	19,092	16,687	11,853
Other income	5,480	4,449	4,963
General and administrative	(100,896)	(91,075)	(92,946)
Interest expense	(795)	(865)	(1,384)
Mortgage banking income	154,935	132,793	122,150

Income before taxes	2,115,506	1,928,373	2,253,194
Income tax expense	(433,578)	(336,762)	(527,619)

Net income	$1,681,928	$1,591,611	$1,725,575

Basic earnings per share	$540.88	$491.52	$525.20

Diluted earnings per share	$506.69	$463.31	$491.82

Basic weighted average shares outstanding	3,110	3,238	3,286

Diluted weighted average shares outstanding	3,319	3,435	3,509

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2021	$206	$2,378,191	$10,047,839	$(9,423,858)	$(16,710)	$16,710	$3,002,378

Net income	—	—	1,725,575	—	—	—	1,725,575
Purchase of common stock for treasury	—	—	—	(1,500,358)	—	—	(1,500,358)
Equity-based compensation	—	82,537	—	—	—	—	82,537
Proceeds from stock options exercised	—	196,717	—	—	—	—	196,717
Treasury stock issued upon option exercise and restricted share vesting	—	(57,431)	—	57,431	—	—	—
Balance, December 31, 2022	206	2,600,014	11,773,414	(10,866,785)	(16,710)	16,710	3,506,849

Net income	—	—	1,591,611	—	—	—	1,591,611
Purchase of common stock for treasury	—	—	—	(1,083,751)	—	—	(1,083,751)
Equity-based compensation	—	99,507	—	—	—	—	99,507
Proceeds from stock options exercised	—	250,509	—	—	—	—	250,509
Treasury stock issued upon option exercise and restricted share vesting	—	(101,502)	—	101,502	—	—	—
Balance, December 31, 2023	206	2,848,528	13,365,025	(11,849,034)	(16,710)	16,710	4,364,725

Net income	—	—	1,681,928	—	—	—	1,681,928
Purchase of common stock for treasury	—	—	—	(2,072,131)	—	—	(2,072,131)
Equity-based compensation	—	73,925	—	—	—	—	73,925
Proceeds from stock options exercised	—	161,625	—	—	—	—	161,625
Treasury stock issued upon option exercise and restricted share vesting	—	(52,441)	—	52,441	—	—	—
Balance, December 31, 2024	$206	$3,031,637	$15,046,953	$(13,868,724)	$(16,710)	$16,710	$4,210,072

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,681,928	$1,591,611	$1,725,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,375	16,916	17,396
Equity-based compensation expense	73,925	99,507	82,537
Contract land deposit impairments (recoveries) and other impairments, net	7,167	(2,908)	28,466
Gain on sale of loans, net	(189,475)	(163,322)	(152,668)
Deferred tax expense (benefit)	5,793	(3,743)	(11,101)
Mortgage loans closed	(6,267,493)	(5,740,199)	(6,314,514)
Mortgage loans sold and principal payments on mortgage loans held for sale	6,351,178	5,949,657	6,471,270
Distribution of earnings from unconsolidated joint ventures	1,500	2,000	9,000
Net change in assets and liabilities:
(Increase) decrease in inventory	(108,557)	(161,875)	159,091
Increase in contract land deposits	(157,291)	(77,563)	(26,407)
Decrease (increase) in receivables	62,664	(59,653)	(27,384)
(Decrease) increase in accounts payable and accrued expenses	(83,215)	49,105	(13,777)
(Decrease) increase in customer deposits	(11,515)	20,637	(103,659)
Other, net	(10,522)	(22,177)	26,276
Net cash provided by operating activities	1,374,462	1,497,993	1,870,101

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(3,100)	(1,776)	(9,735)
Distribution of capital from unconsolidated joint ventures	2,715	180	—
Purchase of property, plant and equipment	(29,212)	(24,877)	(18,428)
Proceeds from the sale of property, plant and equipment	3,044	2,373	732
Net cash used in investing activities	(26,553)	(24,100)	(27,431)

Cash flows from financing activities:
Purchase of treasury stock	(2,057,677)	(1,081,815)	(1,500,358)
Redemption of senior notes	—	—	(600,000)
Principal payments on finance lease liabilities	(2,634)	(1,661)	(1,495)
Proceeds from the exercise of stock options	161,625	250,509	196,717
Net cash used in financing activities	(1,898,686)	(832,967)	(1,905,136)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(550,777)	640,926	(62,466)
Cash, restricted cash, and cash equivalents, beginning of the year	3,215,444	2,574,518	2,636,984

Cash, restricted cash, and cash equivalents, end of the year	$2,664,667	$3,215,444	$2,574,518

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$29,203	$29,202	$47,502
Income taxes paid during the year, net of refunds	$409,853	$407,185	$529,820

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
Restricted Cash
Homebuilding restricted cash is attributable to customer deposits for certain home sales.  Mortgage banking restricted cash includes amounts collected from customers for loans in process and closed mortgage loans held for sale.
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
Our analysis is focused on whether we can sell houses at an acceptable profit margin and sales pace in a particular community in the current market. Because we do not own the finished lots on which we have placed a contract land deposit, if the above analysis leads to a determination that we cannot sell homes at an acceptable profit margin and sales pace at the current contractual lot price, we then determine whether we will elect to default under the contract, forfeit the deposit and terminate the contract, or whether we will attempt to restructure the LPA, which may require us to forfeit the deposit to obtain contract concessions from a developer. We also assess whether impairment is present due to collectability issues resulting from a developer’s non-performance because of financial or other conditions.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

For the year ended December 31, 2024, we incurred a net pre-tax charge of approximately $7,200 related to the impairment of contract land deposits. For the year ended December 31, 2023, we recognized a net pre-tax recovery of approximately $2,900 of contract land deposits previously determined to be unrecoverable. For the year ended December 31, 2022, we incurred a net pre-tax charge of approximately $27,500 related to the impairment of contract land deposits. The contract land deposit assets on the accompanying consolidated balance sheets are shown net of the allowance for losses of $58,597 and $53,397 as of December 31, 2024 and 2023, respectively.
Land Under Development
On a limited basis, we directly acquire raw parcels of land already zoned for their intended use to develop into finished lots. Land under development includes the land acquisition costs, direct improvement costs, capitalized interest, where applicable, and real estate taxes.
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
Mortgage Repurchase Reserve, Mortgage Loans Held for Sale and Derivatives and Hedging Activities
We originate several different loan products to our customers to finance the purchase of a home through our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). NVRM sells the loans it originates into the secondary market

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

primarily on a servicing released basis, typically within 30 days from closing. All of the loans that NVRM originates are underwritten to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by Fannie Mae (“FNMA”), Ginnie Mae (“GNMA”), Freddie Mac ("FHLMC"), the Department of Veterans Affairs (“VA”) and the Federal Housing Administration (“FHA”). Insofar as NVRM underwrites its originated loans to those standards, NVRM bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where repurchases or early payment defaults occur. NVRM employs a quality control department to ensure that its underwriting controls are operating effectively, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. NVRM maintains a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that NVRM has originated and sold. The reserve is calculated based on an analysis of historical experience and exposure (see Note 15 herein for further information).
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold.
In the normal course of business, NVRM enters into contractual commitments to extend credit to homebuyers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sale contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives, and, accordingly, are marked to fair value through earnings. As of December 31, 2024, there were contractual commitments to extend credit to borrowers aggregating $2,006,907, and open forward delivery sale contracts aggregating $2,140,042, which hedge both the rate lock loan commitments and closed loans held for sale (see Note 14 herein for a description of the Company’s fair value accounting).
Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Weighted average number of shares outstanding used to calculate basic EPS	3,109,630	3,238,161	3,285,562
Dilutive securities:
Stock options and restricted share units	209,804	197,133	222,962
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,319,434	3,435,294	3,508,524

The assumed proceeds used in the treasury method for calculating our diluted earnings per share includes the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services not yet recognized.
The following stock options and restricted share units issued under equity incentive plans were outstanding during the years ended December 31, 2024, 2023 and 2022, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2024	2023	2022
Anti-dilutive securities	5,230	14,444	194,884

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Revenues – Homebuilding Operations
We build single-family detached homes, townhomes and condominium buildings, which generally are constructed on a pre-sold basis. Revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, consisting of deposits received from customers on homes not settled, were $322,926 and $334,441 as of December 31, 2024 and 2023, respectively. Substantially all customer deposits are recognized in revenue within twelve months of being received from customers. Our contract assets, consisting of prepaid sales compensation, totaled approximately $21,700 and $17,900 as of December 31, 2024 and 2023, respectively. These amounts are included in homebuilding “Other assets” on the accompanying consolidated balance sheets.
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
Comprehensive Income
For the years ended December 31, 2024, 2023 and 2022, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures." The amendments in the ASU require disclosure of specific categories in the rate reconciliation and for the entity to provide additional information for reconciling items that meet a quantitative threshold. The ASU will be effective for our fiscal year ending December 31, 2025. The amendments in the ASU are to be applied on a prospective basis and early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2023-09 will have on our consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures." The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. Public entities are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 2 in the accompanying notes to the consolidated financial statements for further detail.

2.    Segment Information, Nature of Operations, and Certain Concentrations
Our homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. The Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-six metropolitan areas located in Maryland, Virginia, Washington, D.C., Delaware, West Virginia, Pennsylvania, Ohio, New York, New Jersey, Indiana, Illinois, North Carolina, South Carolina, Georgia, Florida, Tennessee and Kentucky. The NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware, New Jersey, and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area.
Our mortgage banking operations primarily operate in the markets where we have homebuilding operations, as substantially all of our loan closing activity is for our homebuilding customers. Our mortgage banking business generates revenues primarily from origination fees, gains on sales of loans, and title fees.
The following disclosure includes four homebuilding operating and reportable segments that aggregate geographically our homebuilding divisions, and the mortgage banking operations presented as a single reportable segment. The homebuilding reportable segments are comprised of divisions in the following geographic areas:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee, Florida, Georgia and Kentucky
The Company's Chief Operating Decision Maker ("CODM"), identified as the Chief Executive Officer, utilizes segment profit to evaluate the performance of the Company's homebuilding and mortgage banking operating segments against the annual plan to make resource allocation decisions.
Homebuilding segment profit includes all revenues and income generated from the sale of homes, less the cost of homes sold, selling, general and administrative expenses, and a corporate capital allocation charge. The corporate capital allocation charge is eliminated in consolidation and is based on the segment’s average net assets employed. The corporate capital allocation charged to the operating segment allows the CODM to determine whether the operating segment’s results are providing the desired rate of return after covering our cost of capital.

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
Mortgage banking segment profit consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs, including certain corporate overhead functions. Mortgage banking operations are not charged a corporate capital allocation charge.
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before taxes include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest income and expense. Our overhead functions, such as accounting, treasury and human resources are centrally performed and the costs are not allocated to our homebuilding operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense primarily consists of interest charges on our 3.00% Senior Notes due 2030 (the “Senior Notes”), which are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

The following tables present certain segment financial data, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Homebuilding Mid Atlantic	$4,423,768	$4,189,957	$4,766,329
Homebuilding North East	1,165,873	948,289	892,543
Homebuilding Mid East	1,861,735	1,723,514	2,147,262
Homebuilding South East	2,841,049	2,452,845	2,520,636
Mortgage Banking	232,054	203,597	199,664
Consolidated revenues	$10,524,479	$9,518,202	$10,526,434

	Year Ended December 31,
	2024	2023	2022
Segment cost of sales:
Homebuilding Mid Atlantic	$(3,318,299)	$(3,165,964)	$(3,485,731)
Homebuilding North East	(862,223)	(704,654)	(665,877)
Homebuilding Mid East	(1,447,286)	(1,350,843)	(1,670,604)
Homebuilding South East	(2,206,202)	(1,823,002)	(1,768,902)

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Segment selling, general & administrative expense:
Homebuilding Mid Atlantic	$(151,470)	$(144,641)	$(144,837)
Homebuilding North East	(46,132)	(41,651)	(39,286)
Homebuilding Mid East	(80,254)	(76,241)	(82,879)
Homebuilding South East	(142,865)	(111,432)	(98,360)
Mortgage Banking	(96,630)	(85,555)	(89,340)

	Year Ended December 31,
	2024	2023	2022
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$(139,780)	$(135,618)	$(143,251)
Homebuilding North East	(40,614)	(33,269)	(30,623)
Homebuilding Mid East	(43,989)	(39,005)	(51,376)
Homebuilding South East	(106,514)	(80,913)	(77,654)

	Year Ended December 31,
	2024	2023	2022
Other segment items, net:
Homebuilding Mid Atlantic	$2,036	$1,589	$1,517
Homebuilding North East	321	297	576
Homebuilding Mid East	628	440	833
Homebuilding South East	2,690	3,040	1,310
Mortgage Banking (1)	23,777	20,271	15,432

(1)This item relates primarily to interest income received on mortgage loans closed and mortgage loans held for sale.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Segment profit:
Homebuilding Mid Atlantic	$816,255	$745,323	$994,027
Homebuilding North East	217,225	169,012	157,333
Homebuilding Mid East	290,834	257,865	343,236
Homebuilding South East	388,158	440,538	577,030
Mortgage Banking	159,201	138,313	125,756
Total segment profit	1,871,673	1,751,051	2,197,382
Reconciling items:
Contract land deposit allowance adjustment (2)	6,228	3,279	(27,300)
Equity-based compensation expense (3)	(73,925)	(99,507)	(82,537)
Corporate capital allocation (4)	330,897	288,805	302,904
Unallocated corporate overhead	(156,470)	(175,208)	(129,998)
Consolidation adjustments and other (5)	26,424	44,619	(1,719)
Corporate interest income	137,530	142,083	32,457
Corporate interest expense	(26,851)	(26,749)	(37,995)
Reconciling items sub-total	243,833	177,322	55,812
Consolidated profit before taxes	$2,115,506	$1,928,373	$2,253,194

(2)    This item represents changes to the contract land deposit impairment allowance, which are not allocated to our reportable segments. See further discussion of contract land deposit impairment charges in Note 3.
(3)    This item represents compensation expense for all Option and RSU grants. See Note 11 for additional discussion of equity-based compensation.
(4)    This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding segments. The corporate capital allocation charge is based on the segment's monthly average asset balance.
(5)    The consolidation adjustments and other in each period are primarily attributable to changes in units under construction year over year, and any significant changes in material costs, primarily lumber. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	As of December 31,
	2024	2023
Assets:
Homebuilding Mid Atlantic	$1,337,659	$1,252,360
Homebuilding North East	368,300	314,904
Homebuilding Mid East	396,854	368,154
Homebuilding South East	914,318	796,505
Mortgage Banking	485,409	452,323
Total segment assets	3,502,540	3,184,246
Reconciling items:
Cash and cash equivalents	2,561,339	3,126,472
Deferred taxes	142,192	148,005
Intangible assets and goodwill	49,368	49,368
Operating lease right-of-use assets	78,340	70,384
Finance lease right-of-use assets	37,638	13,310
Contract land deposit allowance	(58,597)	(53,397)
Consolidation adjustments and other	68,168	63,369
Reconciling items sub-total	2,878,448	3,417,511
Consolidated assets	$6,380,988	$6,601,757

3.    Variable Interest Entities
Lot Purchase Agreements
We generally do not engage in land development. Instead, we typically acquire finished building lots at market prices from various third party land developers under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the LPAs. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.
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
As of December 31, 2024, we controlled approximately 155,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $764,900 and $8,700, respectively. As noted above, our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. During 2024, we incurred pre-tax impairment charges on lot deposits of approximately $7,200. Our contract land deposit asset is shown net of a $58,597 and $53,397 impairment allowance as of December 31, 2024 and December 31, 2023, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 35,900 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $20,400 as of December 31, 2024, of which approximately $8,400 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024	2023
Contract land deposits	$785,272	$629,948
Allowance for losses on contract land deposits	(58,597)	(53,397)
Contract land deposits, net	726,675	576,551
Contingent obligations in the form of letters of credit	8,722	7,769
Total risk of loss	$735,397	$584,320

4.    Joint Ventures
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
As of December 31, 2024, we had an aggregate investment totaling approximately $29,300 in three JVs that are expected to produce approximately 5,150 lots, of which approximately 4,800 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $8,400 in one of the JVs as of December 31, 2024. The investment in JVs is reported in the “Other assets” line item on the accompanying consolidated balance sheets. None of the JVs had any indicators of impairment as of December 31, 2024.
As of December 31, 2023, we had an aggregate investment totaling approximately $29,200 in four JVs that were expected to produce approximately 5,200 finished lots, of which approximately 4,850 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. In addition, as of December 31, 2023, we had additional funding commitments in the aggregate totaling approximately $11,500 in one of the JVs.

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
As of December 31, 2024, we owned land with a carrying value of $65,394 that we expect to be developed into approximately 2,600 finished lots primarily for use in our homebuilding operations. None of our land under development projects had any indicators of impairment as of December 31, 2024.
As of December 31, 2023, we directly owned land with a carrying value of $36,895, which was expected to produce approximately 1,750 finished lots.

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
Our interest costs incurred, capitalized, expensed and charged to cost of sales during the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Interest capitalized, beginning of year	$151	$570	$593
Interest incurred	28,047	27,540	39,626
Interest charged to interest expense	(27,783)	(27,740)	(39,524)
Interest charged to cost of sales	(82)	(219)	(125)
Interest capitalized, end of year	$333	$151	$570

7.    Property, Plant and Equipment (“PP&E”)

	As of December 31,
	2024	2023
Homebuilding:
Office facilities and other	$53,513	$45,707
Model home furniture and fixtures	33,842	35,418
Production facilities	115,680	106,227
Finance lease right-of-use assets	37,638	13,310
Gross Homebuilding PP&E	240,673	200,662
Less: accumulated depreciation	(145,054)	(136,946)
Net Homebuilding PP&E	$95,619	$63,716

Mortgage Banking:
Office facilities and other	$19,174	$17,572
Less: accumulated depreciation	(11,801)	(11,224)
Net Mortgage Banking PP&E	$7,373	$6,348

8.    Debt
As of December 31, 2024, we had the following debt instruments outstanding:
Senior Notes
On May 4, 2020, we issued $600,000 of the 2030 Senior Notes. The 2030 Senior Notes were issued at a discount to yield 3.02% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying consolidated

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

balance sheet. The offering of the 2030 Senior Notes resulted in aggregate net proceeds of approximately $595,200, after deducting underwriting discount and offering expenses. The 2030 Senior Notes mature on May 15, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. As of December 31, 2024 and 2023, the unamortized discount was $653 and $764, respectively, and unamortized debt issuance costs were $1,941 and $2,303, respectively.
On September 9 and September 17, 2020, we issued an additional $250,000 and $50,000, respectively, of the 2030 Senior Notes (the "2030 Additional Notes" and together with the 2030 Senior Notes, the "Senior Notes"). The 2030 Additional Notes were issued at a premium to yield 2.00% and have been reflected net of the unamortized premium and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Additional Notes resulted in aggregate net proceeds of approximately $323,600, including the underwriting premium, less offering expenses. As of December 31, 2024 and 2023, the 2030 Additional Notes unamortized premium was $14,510 and $17,040, respectively, and unamortized debt issuance costs were $798 and $947, respectively.
The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes has, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of December 31, 2024.
Credit Agreement
On February 12, 2021, we entered into The Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, BOFA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, and other lenders party thereto (the "Credit Agreement"). The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $14,600 was outstanding as of December 31, 2024.
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
The Amended Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type. Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth; (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Amended Credit Agreement termination date is February 12, 2026. We were in compliance with all covenants under the Amended Credit Agreement as of December 31, 2024. There was no debt outstanding under the Facility as of December 31, 2024.
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
Advances under the Repurchase Agreement bear interest at SOFR plus the SOFR Margin of 1.70%, per annum, provided that the Pricing Rate shall not be less than 1.70%. The Pricing Rate as of December 31, 2024 was 6.03%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. Amounts outstanding under the Repurchase Agreement are collateralized by our mortgage loans held for sale. As of December 31, 2024, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. As of both December 31, 2024 and 2023, there was no debt outstanding under the Repurchase Agreement. The Repurchase Agreement expires on July 14, 2025.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. NVRM was in compliance with all covenants under the Repurchase Agreement as of December 31, 2024.

9.    Common Stock
There were 3,011,644 and 3,194,876 common shares outstanding as of December 31, 2024 and 2023, respectively. We made the following share repurchases during the years indicated:

	Year Ended December 31,
	2024	2023	2022
Aggregate purchase price	$2,057,677	$1,081,815	$1,500,358
Number of shares repurchased	256,871	181,499	323,652

We issue shares from the treasury account for all equity plan activity. We issued 73,009, 158,022 and 95,069 such shares during 2024, 2023 and 2022, respectively.

10.    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$326,357	$261,481	$412,036
State	101,428	79,023	126,686
Deferred:
Federal	5,470	(3,986)	(6,753)
State	323	244	(4,350)
Income tax expense	$433,578	$336,762	$527,619

Deferred income taxes on our consolidated balance sheets were comprised of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Other accrued expenses and contract land deposit allowance	$68,784	$71,466
Deferred compensation	4,349	4,347
Equity-based compensation expense	47,467	48,088
Inventory	18,468	18,181
Unrecognized tax benefit	6,998	8,049
Other	13,595	14,703
Total deferred tax assets	159,661	164,834
Less: Deferred tax liabilities	10,135	9,515
Net deferred tax asset	$149,526	$155,319
Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.
Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $1,683,027 for the year ended December 31, 2024, and was $1,300,105 for the year ended December 31, 2023.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

A reconciliation of income taxes computed at the federal statutory rate (21% in 2024, 2023, and 2022) to income tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
Income taxes computed at the federal statutory rate	$444,256	$404,958	$473,171
State income taxes, net of federal income tax benefit (1)	98,746	92,163	105,867
Excess tax benefits from equity-based compensation	(95,057)	(153,554)	(50,324)
Other, net (2)	(14,367)	(6,805)	(1,095)
Income tax expense	$433,578	$336,762	$527,619
(1)Excludes state excess tax benefits from equity-based compensation included in the line below.
(2)Primarily attributable to tax benefits from certain energy credits for the years ended December 31, 2024, 2023 and 2022.
Our effective tax rate in 2024, 2023 and 2022 was 20.50%, 17.46% and 23.42%, respectively.
We file a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where we maintain operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$25,588	$29,526
Additions based on tax positions related to the current year	572	782
Reductions for tax positions of prior years	(5,251)	(4,720)
Settlements	—	—
Balance at end of year	$20,909	$25,588

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $16,518 as of December 31, 2024.

We recognize interest related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2024, we recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $264. For the year ended December 31, 2023, we recognized a net addition of accrued interest on unrecognized tax benefits in the amount of $106. For the year ended December 31, 2022, we recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $3,662. As of December 31, 2024 and 2023, we had a total of $10,028 and $10,292, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets.
We believe that within the next 12 months, it is reasonably possible that the unrecognized tax benefits, excluding interest, as of December 31, 2024 will be reduced by approximately $5,110 due to statute expiration and effectively settled positions in various state jurisdictions.

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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table provides a summary of each of our equity-based compensation plans with grants outstanding as of December 31, 2024. Each of the following plans was approved by our shareholders:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
2010 Equity Incentive Plan (1)	700,000	12,045	—
2014 Equity Incentive Plan (2)	950,000	214,738	—
2018 Equity Incentive Plan (3)	275,000	161,946	89,724

(1)The 2010 Equity Incentive Plan (the “2010 Plan”) authorized us to issue Options and RSUs. There were 12,011 Options and 34 RSUs outstanding as of December 31, 2024. Shares can no longer be granted from this plan.

(2)The 2014 Equity Incentive Plan (the “2014 Plan”) authorized us to issue Options only. Shares can no longer be granted from this plan.

(3)The 2018 Equity Incentive Plan (the "2018 Plan") authorizes us to issue Options and RSUs. Of the 275,000 aggregate shares authorized to issue, all may be granted in the form of Options and up to 40,000 may be granted in the form of RSUs. There were 138,933 Options and 23,013 RSUs outstanding as of December 31, 2024. Of the 89,724 shares available to issue, 16,782 may be granted in the form of RSUs.

During 2024, we issued 1,778 Options under the 2014 Plan and 2,742 Options under the 2018 Plan. Of the Options issued, 2,700 vest over four years in 25% increments beginning on December 31, 2026, and 1,820 Options issued vest over two years in 50% increments beginning on December 31, 2028. Vesting for half of the Options issued is contingent solely upon continued employment, while vesting for the other half of the Options is contingent upon both continued employment and our return on capital performance during the three year period beginning with 2024.
In addition, we granted 1,828 RSUs under the 2018 Plan during 2024. Of the RSUs granted, 1,170 RSUs will vest over four years in 25% increments beginning on either December 31, 2026 or December 31, 2027, and 658 RSUs will vest predominately over two years in 50% increments beginning on December 31, 2026. Vesting for approximately half of the RSUs issued is contingent solely upon continued employment, while vesting for the remaining RSUs issued is contingent upon both continued employment and our return on capital performance during the three year periods beginning with either 2024 or 2025, based on the RSU's initial vesting date.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table provides additional information relative to our equity-based compensation plans for the year ended December 31, 2024:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2023	432,590	$3,557.78
Granted	4,520	7,202.65
Exercised	(67,548)	2,360.02
Forfeited	(3,880)	4,133.11
Outstanding at December 31, 2024	365,682	$3,815.26	5.5	$1,595,746
Exercisable at December 31, 2024	208,589	$3,293.96	4.2	$1,018,946

RSUs
Outstanding at December 31, 2023	27,482
Granted	1,828
Vested	(5,461)
Forfeited	(802)
Outstanding at December 31, 2024	23,047			$188,499
Vested, but not issued at December 31, 2024	6,088			$49,793

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
The fair value of the Options granted during 2024, 2023 and 2022 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2024	2023	2022
Estimated option life (years)	6.03	6.05	5.61
Risk free interest rate (range)	3.94%-4.79%	3.53%-4.69%	1.17%-4.36%
Expected volatility (range)	24.16%-31.56%	26.75%-30.01%	24.93%-30.89%
Expected dividend rate	—%	—%	—%
Weighted average grant-date fair value per share of options granted	$2,631.86	$1,936.08	$1,437.93

The weighted average grant date fair value per share of $7,588.67 for the RSUs was determined based on the closing price of our common stock on the day immediately preceding the date of grant.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. In 2024, 2023 and 2022, we recognized $73,925, $99,507, and $82,537 in equity-based compensation costs, respectively, and approximately $15,900, $19,900, and $16,700 in tax benefit related to equity-based compensation costs, respectively.
As of December 31, 2024, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $202,007. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2030. The weighted-average period over which the unrecognized compensation cost will be recorded is equal to approximately 2.0 years.
We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2024, 2023 and 2022, we issued 73,009, 158,022 and 95,069 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2024	2023	2022
Aggregate exercise proceeds	$161,625	$250,509	$196,717
Aggregate intrinsic value on exercise dates	$423,258	$635,709	$234,732

Profit Sharing Plans
We have a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by our Board of Directors. The combined plan contribution for the years ended December 31, 2024, 2023 and 2022 equaled approximately $30,200, $26,200 and $26,800, respectively. We purchased approximately 3,700 and 3,640 shares of our common stock in the open market for the 2024 and 2023 plan year contributions to the ESOP, respectively. As of December 31, 2024, all shares held by the ESOP had been allocated to participants’ accounts. The 2024 plan year contribution was funded in January 2025 and fully allocated to participants in February 2025.
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
The rabbi trust account held 106,697 shares of NVR common stock as of both December 31, 2024 and 2023. Shares held by the Deferred Comp Plans are treated as outstanding shares in our earnings per share calculation for each of the years ended December 31, 2024, 2023 and 2022.

12.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have entered into finance leases for two of our production facilities and certain plant equipment. Our leases have remaining lease terms of up to 15.7 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the lease. Operating leases are reported in "Operating lease right-of-use assets" and "Operating lease liabilities" and finance leases are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying consolidated balance sheets. Our finance lease ROU assets and liabilities were $37,638 and $40,036, respectively as of December 31, 2024 and $13,310 and $14,965, respectively as of December 31, 2023. See Note 1 herein for additional information regarding leases.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Lease expense
Operating lease expense	$39,245	$37,262	$34,467
Finance lease expense:
Amortization of ROU assets	3,377	2,059	1,916
Interest on lease liabilities	1,071	421	417
Short-term lease expense	33,108	30,607	27,584
Total lease expense	$76,801	$70,349	$64,384

Other information related to leases was as follows:

	Year Ended December 31,
	2024	2023
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,373	$29,044
Operating cash flows from finance leases	$1,071	$421
Financing cash flows from finance leases	$2,634	$1,661

ROU assets obtained in exchange for lease obligations:
Operating leases	$35,993	$34,100
Finance leases	$27,705	$1,624

Weighted-average remaining lease term (in years):
Operating leases	6.0	5.8
Finance leases	9.6	9.9

Weighted-average discount rate:
Operating leases	4.5%	4.2%
Finance leases	4.7%	3.1%

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We are committed under multiple non-cancellable operating and finance leases involving office space, model homes, production facilities, automobiles and production equipment. Future lease payments under these operating and finance leases as of December 31, 2024 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	$37,984	$6,084
2026	24,727	7,050
2027	19,169	5,496
2028	15,196	4,843
2029	12,951	4,753
Thereafter	24,506	21,939
Total lease payments	134,533	50,165
Less:
Imputed interest	15,447	10,129
Short-term lease payments	9,719	—
Total lease liability	$109,367	$40,036

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
Contract Land Deposits
We generally do not engage in land development. Instead, we typically acquire finished building lots from various third party land developers under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the agreements. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of December 31, 2024, assuming that contractual development milestones are met and we exercise our option, we expect to place additional forfeitable deposits with land developers under existing LPAs of approximately $584,500.
Bonds and Letters of Credit
During the ordinary course of operating the homebuilding and mortgage banking businesses, we are required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. We had approximately $51,000 of contingent obligations under such agreements, including approximately $14,600 for letters of credit issued under the Credit Agreement as of December 31, 2024. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Warranty Reserve
The following table reflects the changes in our warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2024	2023	2022
Warranty reserve, beginning of year	$146,283	$144,006	$134,859
Provision	84,945	95,193	96,577
Payments	(98,133)	(92,916)	(87,430)
Warranty reserve, end of year	$133,095	$146,283	$144,006

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
Financial Instruments
The estimated fair values of our Senior Notes as of December 31, 2024 and 2023 were $811,161 and $803,646, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of December 31, 2024 and 2023 were $911,118 and $913,027, respectively.
Due to the short-term nature of our cash equivalents, we believe that differences between their carrying value and fair value are insignificant.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVRM enters into contractual commitments to extend credit to homebuyers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM, and some of these commitments include a prepaid float down option. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. As of December 31, 2024, there were contractual commitments to extend credit to borrowers aggregating $2,006,907 and open forward delivery contracts aggregating $2,140,042, which hedge both the rate lock loan commitments and closed loans held for sale.
The fair value of NVRM's rate lock commitments to borrowers and the related input levels includes, as applicable:
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of December 31, 2024, the fair value of loans held for sale of $355,209 included on the accompanying consolidated balance sheets was increased by $2,720 from the aggregate principal balance of $352,489. As of December 31, 2023, the fair value of loans held for sale of $222,560 was increased by $6,349 from the aggregate principal balance of $216,211.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	As of December 31,
	2024	2023
Rate lock commitments:
Gross assets	$34,935	$61,150
Gross liabilities	25,739	168
Net rate lock commitments	$9,196	$60,982
Forward sales contracts:
Gross assets	$6,822	$8
Gross liabilities	1,122	18,305
Net forward sales contracts	$5,700	$(18,297)

As of December 31, 2024, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying consolidated balance sheets. As of December 31, 2023, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accrued expenses and other liabilities".
The fair value measurement as of December 31, 2024 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$2,006,907	$6,540	$(25,058)	$27,714	$—	$9,196
Forward sales contracts	$2,140,042	—	—	—	5,700	5,700
Mortgages held for sale	$352,489	1,366	(4,099)	5,453	—	2,720
Total fair value measurement		$7,906	$(29,157)	$33,167	$5,700	$17,616

The total fair value measurement as of December 31, 2023 was a net gain of $49,034. NVRM recorded a fair value adjustment to expense of $31,418 for the year ended December 31, 2024, a fair value adjustment to income of $56,469 for the year ended December 31, 2023, and a fair value adjustment to expense of $25,673 for the year ended December 31, 2022. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.

15.    Mortgage Repurchase Reserve
During the year ended December 31, 2024, we recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $1,700. During the year ended December 31, 2023, we recognized a pre-tax recovery for loan losses related to mortgage loans sold of approximately $1,900. During the year ended December 31, 2022, we recognized pre-tax charges for loan losses related to mortgage loans sold of approximately $2,500. Included in NVRM’s “Accounts payable and other liabilities” line item on the accompanying consolidated balance sheets is a mortgage repurchase reserve equal to approximately $18,700 and $18,600 as of December 31, 2024 and 2023, respectively.