Form 10-Q
period 2025-03-31
NVR INC
filed 2025-05-05
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025 there were 2,923,831 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Homebuilding:
Cash and cash equivalents	$2,176,902	$2,561,339
Restricted cash	64,264	42,172
Receivables	36,543	32,622
Inventory:
Lots and housing units, covered under sales agreements with customers	1,774,287	1,727,243
Unsold lots and housing units	242,217	237,177
Land under development	70,050	65,394
Building materials and other	23,818	28,893
	2,110,372	2,058,707

Contract land deposits, net	757,197	726,675
Property, plant and equipment, net	98,038	95,619
Operating lease right-of-use assets	84,791	78,340
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	264,138	251,178
	5,633,825	5,888,232
Mortgage Banking:
Cash and cash equivalents	34,204	49,636
Restricted cash	12,540	11,520
Mortgage loans held for sale, net	391,914	355,209
Property and equipment, net	7,286	7,373
Operating lease right-of-use assets	22,686	23,482
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	85,731	38,189
	561,708	492,756
Total assets	$6,195,533	$6,380,988

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$364,929	$332,772
Accrued expenses and other liabilities	455,369	441,300
Customer deposits	315,746	322,926
Operating lease liabilities	90,489	83,939
Senior notes	910,633	911,118
	2,137,166	2,092,055
Mortgage Banking:
Accounts payable and other liabilities	79,009	53,433
Operating lease liabilities	24,694	25,428
	103,703	78,861
Total liabilities	2,240,869	2,170,916

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2025 and December 31, 2024	206	206
Additional paid-in capital	3,057,037	3,031,637
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both March 31, 2025 and December 31, 2024	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	15,346,529	15,046,953
Less treasury stock at cost – 17,610,715 and 17,543,686 shares as of March 31, 2025 and December 31, 2024, respectively	(14,449,108)	(13,868,724)
Total shareholders' equity	3,954,664	4,210,072
Total liabilities and shareholders' equity	$6,195,533	$6,380,988

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Homebuilding:
Revenues	$2,350,445	$2,286,177
Other income	26,712	40,866
Cost of sales	(1,835,375)	(1,726,213)
Selling, general and administrative	(165,117)	(152,503)
Operating income	376,665	448,327
Interest expense	(7,181)	(6,649)
Homebuilding income	369,484	441,678

Mortgage Banking:
Mortgage banking fees	52,587	47,286
Interest income	3,806	4,092
Other income	1,093	1,171
General and administrative	(24,693)	(23,358)
Interest expense	(273)	(177)
Mortgage banking income	32,520	29,014

Income before taxes	402,004	470,692
Income tax expense	(102,428)	(76,423)

Net income	$299,576	$394,269

Basic earnings per share	$100.41	$123.76

Diluted earnings per share	$94.83	$116.41

Basic weighted average shares outstanding	2,984	3,186

Diluted weighted average shares outstanding	3,159	3,387

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$299,576	$394,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,782	4,381
Equity-based compensation expense	18,527	17,141
Contract land deposit impairments (recoveries), net	8,118	(7,466)
Gain on sale of loans, net	(42,987)	(37,432)
Mortgage loans closed	(1,433,354)	(1,378,231)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,416,656	1,313,298
Distribution of earnings from unconsolidated joint ventures	—	1,500
Net change in assets and liabilities:
Increase in inventory	(51,665)	(166,884)
Increase in contract land deposits	(38,640)	(25,390)
(Increase) decrease in receivables	(18,167)	57,637
Increase (decrease) in accounts payable and accrued expenses	55,502	(46,915)
(Decrease) increase in customer deposits	(7,180)	20,890
Other, net	(4,387)	(340)
Net cash provided by operating activities	207,781	146,458

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(8,167)	—
Purchase of property, plant and equipment	(7,059)	(8,979)
Proceeds from the sale of property, plant and equipment	210	2,246
Net cash used in investing activities	(15,016)	(6,733)

Cash flows from financing activities:
Purchase of treasury stock	(583,394)	(496,936)
Principal payments on finance lease liabilities	(1,066)	(462)
Proceeds from the exercise of stock options	14,938	67,022
Net cash used in financing activities	(569,522)	(430,376)

Net decrease in cash, restricted cash, and cash equivalents	(376,757)	(290,651)
Cash, restricted cash, and cash equivalents, beginning of the period	2,664,667	3,215,444

Cash, restricted cash, and cash equivalents, end of the period	$2,287,910	$2,924,793

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$651	$421
Income taxes paid during the period, net of refunds	$3,863	$6,891

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR”, the “Company”, "we", "us" or "our") and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three months ended March 31, 2025 and 2024, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $315,746 and $322,926 as of March 31, 2025 and December 31, 2024, respectively. We expect that substantially all of the customer deposits held as of December 31, 2024 will be recognized in revenue in 2025. Our contract assets consist of prepaid sales compensation and totaled approximately $20,700 and $21,700 as of March 31, 2025 and December 31, 2024, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures." The amendments in the ASU require disclosure of specific categories in the rate reconciliation and for the entity to provide additional information for reconciling items that meet a quantitative threshold. The ASU will be effective for annual periods beginning with our fiscal year ending December 31, 2025. The amendments in the ASU are to be applied on a prospective basis and early adoption is permitted. We are currently evaluating the

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
impact of the adoption of ASU 2023-09 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

2.    Variable Interest Entities ("VIEs")
Lot Purchase Agreements (“LPAs”)
We generally do not engage in land development. Instead, we typically acquire finished building lots at market prices from various third party land development entities under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the LPAs. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.
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
As of March 31, 2025, we controlled approximately 159,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $792,600 and $4,600, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three months ended March 31, 2025, we incurred pre-tax impairment charges on lot deposits of approximately $8,100. For the three months ended March 31, 2024, we recorded a net expense reversal of approximately $7,500 related to previously impaired lot deposits based on market conditions. Our contract land deposit asset is shown net of a $66,700 and $58,597 impairment allowance as of March 31, 2025 and December 31, 2024, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 40,300 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $31,300 as of March 31, 2025, of which approximately $7,600 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of March 31, 2025 and December 31, 2024, our total risk of loss was as follows:

	March 31, 2025	December 31, 2024
Contract land deposits	$823,897	$785,272
Allowance for losses on contract land deposits	(66,700)	(58,597)
Contract land deposits, net	757,197	726,675
Contingent obligations in the form of letters of credit	4,626	8,722
Total risk of loss	$761,823	$735,397

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
As of March 31, 2025, we had an aggregate investment totaling approximately $37,700 in four JVs that are expected to produce approximately 6,050 finished lots, of which approximately 5,700 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional JV funding commitments totaling approximately $12,400 as of March 31, 2025. As of December 31, 2024, our aggregate investment in JVs totaled approximately $29,300. Investments in JVs for the respective periods are reported in the homebuilding “Other assets” line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of March 31, 2025.
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
As of March 31, 2025, we owned land with a carrying value of $70,050 that we intend to develop into approximately 2,900 finished lots. As of December 31, 2024, the carrying value of land under development was $65,394. None of the raw parcels had any indicators of impairment as of March 31, 2025.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table reflects the changes in our capitalized interest during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Interest capitalized, beginning of period	$333	$151
Interest incurred	7,731	6,879
Interest charged to interest expense	(7,454)	(6,826)
Interest charged to cost of sales	(3)	(22)
Interest capitalized, end of period	$607	$182

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Weighted average number of shares outstanding used to calculate basic EPS	2,983,502	3,185,664
Dilutive securities:
Stock options and restricted share units	175,507	201,282
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,159,009	3,386,946
The following non-qualified stock options ("Options") and restricted share units ("RSUs") issued under equity incentive plans were outstanding during the three months ended March 31, 2025 and 2024, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Anti-dilutive securities	6,600	4,670

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended March 31, 2025 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2024	$206	$3,031,637	$15,046,953	$(13,868,724)	$(16,710)	$16,710	$4,210,072

Net income	—	—	299,576	—	—	—	299,576
Purchase of common stock for treasury	—	—	—	(588,449)	—	—	(588,449)
Equity-based compensation	—	18,527	—	—	—	—	18,527
Proceeds from Options exercised	—	14,938	—	—	—	—	14,938
Treasury stock issued upon Option exercise and RSU vesting	—	(8,065)	—	8,065	—	—	—
Balance, March 31, 2025	$206	$3,057,037	$15,346,529	$(14,449,108)	$(16,710)	$16,710	$3,954,664
A summary of changes in shareholders’ equity for the three months ended March 31, 2024 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2023	$206	$2,848,528	$13,365,025	$(11,849,034)	$(16,710)	$16,710	$4,364,725

Net income	—	—	394,269	—	—	—	394,269
Purchase of common stock for treasury	—	—	—	(498,776)	—	—	(498,776)
Equity-based compensation	—	17,141	—	—	—	—	17,141
Proceeds from Options exercised	—	67,022	—	—	—	—	67,022
Treasury stock issued upon Option exercise and RSU vesting	—	(26,984)	—	26,984	—	—	—
Balance, March 31, 2024	$206	$2,905,707	$13,759,294	$(12,320,826)	$(16,710)	$16,710	$4,344,381

We repurchased 77,120 and 66,858 shares of our outstanding common stock during the three months ended March 31, 2025 and 2024, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 10,091 and 38,977 shares from the treasury account during the three months ended March 31, 2025 and 2024, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
8.    Product Warranties
We establish warranty and product liability reserves (“Warranty Reserve”) to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our homebuilding business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the estimated current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with our general counsel and outside counsel retained to handle specific product liability cases. The warranty reserve for the respective periods is reported in the homebuilding “Accrued expenses and other liabilities” line item on the accompanying condensed consolidated balance sheets.
The following table reflects the changes in our Warranty Reserve during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Warranty reserve, beginning of period	$133,095	$146,283
Provision	17,234	18,948
Payments	(20,537)	(22,102)
Warranty reserve, end of period	$129,792	$143,129

9.    Segment Disclosures
We disclose four homebuilding operating and reportable segments that aggregate geographically our homebuilding divisions, and we present our mortgage banking operations as a single reportable segment. The homebuilding reportable segments are comprised of divisions in the following geographic areas:

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
In addition to the corporate capital allocation and contract land deposit impairments discussed above, the other reconciling items between segment profit and consolidated profit before taxes include unallocated corporate overhead (including all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest income and expense. Our overhead functions such as accounting, treasury and human resources are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense primarily consists of interest charges on our 3.00% Senior Notes due 2030 (the “Senior Notes”), which are not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.
The following tables present certain segment financial data, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Three Months Ended March 31,
	2025	2024
Revenues:
Homebuilding Mid Atlantic	$1,082,235	$1,017,471
Homebuilding North East	288,826	255,669
Homebuilding Mid East	412,409	416,951
Homebuilding South East	566,975	596,086
Mortgage Banking	52,587	47,286
Total consolidated revenues	$2,403,032	$2,333,463

	Three Months Ended March 31,
	2025	2024
Segment cost of sales:
Homebuilding Mid Atlantic	$(821,126)	$(755,841)
Homebuilding North East	(212,548)	(188,330)
Homebuilding Mid East	(328,090)	(322,541)
Homebuilding South East	(455,274)	(450,250)

	Three Months Ended March 31,
	2025	2024
Segment selling, general & administrative expense:
Homebuilding Mid Atlantic	$(37,556)	$(38,183)
Homebuilding North East	(10,701)	(11,024)
Homebuilding Mid East	(19,696)	(18,291)
Homebuilding South East	(37,985)	(31,233)
Mortgage Banking	(23,507)	(22,716)

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$(37,143)	$(33,919)
Homebuilding North East	(10,602)	(9,580)
Homebuilding Mid East	(11,207)	(9,865)
Homebuilding South East	(28,675)	(23,697)

	Three Months Ended March 31,
	2025	2024
Other segment items, net
Homebuilding Mid Atlantic	$424	$436
Homebuilding North East	136	123
Homebuilding Mid East	193	147
Homebuilding South East	689	499
Mortgage Banking (1)	4,626	5,086
(1)This item relates primarily to interest income received on mortgage loans closed and mortgage loans held for sale.

	Three Months Ended March 31,
	2025	2024
Segment profit:
Homebuilding Mid Atlantic	$186,834	$189,964
Homebuilding North East	55,111	46,858
Homebuilding Mid East	53,609	66,401
Homebuilding South East	45,730	91,405
Mortgage Banking	33,706	29,656
Total segment profit	374,990	424,284
Reconciling items:
Contract land deposit allowance adjustment (2)	(8,117)	7,466
Equity-based compensation expense (3)	(18,527)	(17,141)
Corporate capital allocation (4)	87,627	77,061
Unallocated corporate overhead	(55,969)	(51,705)
Consolidation adjustments and other (5)	3,932	(2,271)
Corporate interest income	25,199	39,593
Corporate interest expense	(7,131)	(6,595)
Reconciling items sub-total	27,014	46,408
Consolidated profit before taxes	$402,004	$470,692

(2) This item represents changes to the contract land deposit impairment allowance, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2.
(3) This item represents compensation expense for all Option and RSU grants.
(4) This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
(5) The consolidation adjustments and other in each period are primarily attributable to changes in units under construction period over period, and any significant changes in material costs, primarily lumber. Our reportable segments' results include the intercompany profits of our production facilities for home packages delivered to our homebuilding divisions. Costs related to homes not yet settled are reversed through the consolidation adjustment and recorded in inventory. These costs are subsequently recorded through the consolidation adjustment when the respective homes are settled.

	March 31, 2025	December 31, 2024
Assets:
Homebuilding Mid Atlantic	$1,326,436	$1,337,659
Homebuilding North East	376,644	368,300
Homebuilding Mid East	413,047	396,854
Homebuilding South East	998,773	914,318
Mortgage Banking	554,361	485,409
Total segment assets	3,669,261	3,502,540
Reconciling items:
Cash and cash equivalents	2,176,902	2,561,339
Deferred taxes	146,367	142,192
Reorganization value and goodwill	49,368	49,368
Operating lease right-of-use assets	84,791	78,340
Finance lease right-of-use assets	38,732	37,638
Contract land deposit allowance	(66,700)	(58,597)
Consolidation adjustments and other	96,812	68,168
Reconciling items sub-total	2,526,272	2,878,448
Consolidated assets	$6,195,533	$6,380,988

10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of March 31, 2025 and December 31, 2024 were $825,561 and $811,161, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of March 31, 2025 and December 31, 2024 were $910,633 and $911,118, respectively.
Due to the short term nature of our cash equivalents, we believe that the differences between their carrying value and fair value are insignificant.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
established by NVRM, and some of these commitments include a prepaid float down option. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. As of March 31, 2025, there were contractual commitments to extend credit to borrowers aggregating $2,151,993 and open forward delivery contracts aggregating $2,176,644, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of March 31, 2025, the fair value of loans held for sale of $391,914 included on the accompanying condensed consolidated balance sheet was increased by $7,403 from the aggregate principal balance of $384,511. As of December 31, 2024, the fair value of loans held for sale of $355,209 was increased by $2,720 from the aggregate principal balance of $352,489.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2025	December 31, 2024
Rate lock commitments:
Gross assets	$49,730	$34,935
Gross liabilities	2,572	25,739
Net rate lock commitments	$47,158	$9,196
Forward sales contracts:
Gross assets	$100	$6,822
Gross liabilities	9,719	1,122
Net forward sales contracts	$(9,619)	$5,700
As of March 31, 2025, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accounts payable and other liabilities" on the accompanying condensed consolidated balance sheets. As of December 31, 2024, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets".
The fair value measurement as of March 31, 2025 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement Gain/(Loss)
Rate lock commitments	$2,151,993	$5,708	$10,665	$30,785	$—	$47,158
Forward sales contracts	$2,176,644	—	—	—	(9,619)	(9,619)
Mortgages held for sale	$384,511	1,551	(14)	5,866	—	7,403
Total fair value measurement		$7,259	$10,651	$36,651	$(9,619)	$44,942

The total fair value measurement as of December 31, 2024 was a net gain of $17,616. NVRM recorded a fair value adjustment to income of $27,326 and a fair value adjustment to expense of $4,171 for the three months ended March 31, 2025 and March 31, 2024, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of March 31, 2025, we had the following debt instruments outstanding:
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of March 31, 2025.
Credit Agreement
On March 11, 2025, we entered into the Second Amended and Restated Credit Agreement ("Amended Credit Agreement") providing for a $300,000 senior unsecured revolving credit facility among the lenders and Bank of America, N.A. as Administrative Agent. The Amended Credit Agreement replaced the Company's previous credit agreement dated February 12, 2021 and most recently amended December 9, 2022, that contained substantially similar terms, and extends the maturity date from February 11, 2026 to March 11, 2030. The Amended Credit Agreement has an uncommitted accordion feature allowing the Company to increase the commitment by an additional $300,000, subject to certain conditions and availability of additional Lender commitments. Additionally, the Amended Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $10,700 was outstanding as of March 31, 2025.
The Amended Credit Agreement contains financial covenants that are substantially similar to those set forth in the prior Credit Agreement, including a maximum leverage ratio, interest coverage ratio/minimum liquidity and a minimum tangible net worth. There were no borrowings outstanding under the Facility as of March 31, 2025.
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
The Repurchase Agreement expires on July 14, 2025. As of March 31, 2025, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $38,732 and $41,397, respectively, as of March 31, 2025, and $37,638 and $40,036, respectively, as of December 31, 2024. Our leases have remaining lease terms of up to 15.4 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Lease expense
Operating lease expense	$10,316	$9,347
Finance lease expense:
Amortization of ROU assets	1,333	562
Interest on lease liabilities	452	113
Short-term lease expense	8,307	7,900
Total lease expense	$20,408	$17,922

Other information related to leases was as follows:

	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,230	$7,511
Operating cash flows from finance leases	452	113
Financing cash flows from finance leases	1,066	462

ROU assets obtained in exchange for lease obligations:
Operating leases	$13,071	$1,390
Finance leases	$2,427	$1,846

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	5.9	6.0
Finance leases	9.3	9.6

Weighted-average discount rate:
Operating leases	4.6%	4.5%
Finance leases	4.7%	4.7%

14.    Income Taxes
Our effective tax rate for the three months ended March 31, 2025 was 25.5% compared to 16.2% for the three months ended March 31, 2024. The increase in the effective tax rate quarter over quarter is primarily attributable to recognizing a lower income tax benefit related to excess tax benefits from stock option exercises in the first quarter

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
of 2025. For the three months ended March 31, 2025 and 2024, we recognized $2,664 and $43,793, respectively, in such income tax benefits.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” "could," or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward-looking statements. Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; the economic impact of a major epidemic or pandemic; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control. We undertake no obligation to update such forward-looking statements except as required by law. For additional information regarding risk factors and uncertainties, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2025 and 2024
Business Environment and Current Outlook
During the first quarter of 2025, demand for new homes was negatively impacted by continued affordability issues, declining consumer confidence and economic volatility. We expect that affordability issues, interest rate volatility and economic volatility may continue to weigh on demand and home prices. We also expect to continue to face margin pressure due to the previously mentioned affordability issues and cost pressure. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
As of March 31, 2025, we controlled approximately 167,600 lots as described below.
Lot Purchase Agreements
We controlled approximately 159,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $792,600 and $4,600, respectively. Included in the number of controlled lots are approximately 12,500 lots for which we have recorded a contract land deposit impairment allowance of approximately $66,700 as of March 31, 2025.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $37,700 in four JVs, expected to produce approximately 6,050 lots. Of the lots to be produced by the JVs, approximately 5,700 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional JV funding commitments totaling approximately $12,400 as of March 31, 2025.
Land Under Development
We owned land with a carrying value of approximately $70,000 that we intend to develop into approximately 2,900 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 40,300 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  As of March 31, 2025, these properties are controlled with deposits in cash totaling approximately $31,300, of which approximately $7,600 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the first quarter of 2025 totaled $2,403,032, a 3% increase from the first quarter of 2024.  Net income for the first quarter ended March 31, 2025 was $299,576, or $94.83 per diluted share, decreases of 24% and 19% when compared to net income and diluted earnings per share in the first quarter of 2024, respectively.  Our homebuilding gross profit margin percentage decreased to 21.9% in the first quarter of 2025 from 24.5% in the first quarter of 2024. New orders, net of cancellations (“New Orders”) decreased by 12% in the first quarter of 2025 compared to the first quarter of 2024. The average sales price for New Orders in the first quarter of 2025 was $448.5, a decrease of 1% compared to the first quarter of 2024.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended March 31,
	2025	2024
Financial Data:
Revenues	$2,350,445	$2,286,177
Cost of sales	$1,835,375	$1,726,213
Gross profit margin percentage	21.9%	24.5%
Selling, general and administrative expenses	$165,117	$152,503
Operating Data:
New orders (units)	5,345	6,049
Average new order price	$448.5	$454.3
Settlements (units)	5,133	5,089
Average settlement price	$457.9	$449.2
Backlog (units)	10,165	11,189
Average backlog price	$475.9	$466.4
New order cancellation rate	15.5%	13.1%

Consolidated Homebuilding - Three Months Ended March 31, 2025 and 2024
Homebuilding revenues increased 3% in the first quarter of 2025 compared to the same period in 2024, as a result of a 1% increase in the number of units settled coupled with a 2% increase in the average settlement price. The increase in the number of units settled was attributable to a higher backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2025 compared to backlog entering 2024. The gross profit margin percentage in the first quarter of 2025 decreased to 21.9%, compared to 24.5% in the first quarter of 2024. Gross profit margin was negatively impacted by higher lot costs and pricing pressure due to continued affordability challenges. Additionally, gross profit margins were negatively impacted by an approximate $8,100 lot deposit impairment charge in the first quarter of 2025 compared to an approximate $7,500 expense reversal related to previously impaired lot deposits in the first quarter of 2024.
The number of New Orders decreased 12% and the average sales price decreased 1% in the first quarter of 2025 compared to the first quarter of 2024. New Orders were negatively impacted by a 6% decrease in the average number of active communities and a lower sales absorption rate, due in part to a higher cancellation rate quarter over quarter. The decrease in the average sales price of New Orders is primarily attributable to a shift in New Orders to our South East segment, which has lower average sales prices than our other segments.
Selling, general and administrative (“SG&A”) expense in the first quarter of 2025 increased by approximately $12,600 compared to the first quarter of 2024, and increased as a percentage of revenue to 7.0% from 6.7%. The increase in SG&A expense was primarily attributable to an increase of approximately $10,300 in personnel costs due primarily to increased headcount quarter over quarter.
Our backlog represents homes sold but not yet settled with our customers. As of March 31, 2025, our backlog decreased on a unit basis by 9% to 10,165 units and on a dollar basis by 7% to $4,837,847 when compared to 11,189 units and $5,218,598, respectively, as of March 31, 2024. The decrease in the number of backlog units was primarily attributable to a 3% lower backlog unit balance entering 2025 compared to the backlog unit balance entering 2024 coupled with the aforementioned 12% decrease in new orders quarter over quarter. Backlog dollars were lower primarily due to the decrease in backlog units in 2025.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Our first quarter cancellation rate was approximately 16% and 13% for 2025 and 2024, respectively, calculated as the total of all cancellations during the period as a percentage of gross sales during that same period.  During the most recent four quarters, approximately 5% of the quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2025 or future years. Other than those units that are cancelled, we expect to settle substantially all of our March 31, 2025 backlog within the next twelve months.
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
We record impairment charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit allowance as of March 31, 2025 and December 31, 2024 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $4,600 and $8,700 as of March 31, 2025 and December 31, 2024, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2025 and 2024.

Selected Segment Financial Data:

	Three Months Ended March 31,
	2025	2024
Revenues:
Mid Atlantic	$1,082,235	$1,017,471
North East	288,826	255,669
Mid East	412,409	416,951
South East	566,975	596,086

	Three Months Ended March 31,
	2025	2024
Gross profit margin:
Mid Atlantic	$261,109	$261,629
North East	76,278	67,339
Mid East	84,319	94,410
South East	111,701	145,836

	Three Months Ended March 31,
	2025	2024
Gross profit margin percentage:
Mid Atlantic	24.1%	25.7%
North East	26.4%	26.3%
Mid East	20.4%	22.6%
South East	19.7%	24.5%

	Three Months Ended March 31,
	2025	2024
Segment profit:
Mid Atlantic	$186,834	$189,964
North East	55,111	46,858
Mid East	53,609	66,401
South East	45,730	91,405

Segment Operating Activity:

	Three Months Ended March 31,
	2025		2024
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,866	$514.5	2,282	$515.4
North East	377	$695.0	527	$612.6
Mid East	1,098	$419.9	1,263	$409.9
South East	2,004	$356.3	1,977	$369.9
Total	5,345	$448.5	6,049	$454.3

	Three Months Ended March 31,
	2025		2024
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,050	$527.9	1,966	$517.5
North East	471	$613.2	463	$552.2
Mid East	1,013	$407.1	1,049	$397.5
South East	1,599	$354.6	1,611	$370.0
Total	5,133	$457.9	5,089	$449.2

	As of March 31,
	2025		2024
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,884	$535.7	4,410	$521.0
North East	961	$694.4	1,092	$628.2
Mid East	2,130	$422.6	2,190	$417.7
South East	3,190	$372.9	3,497	$377.5
Total	10,165	$475.9	11,189	$466.4

	Three Months Ended March 31,
	2025	2024
New order cancellation rate:
Mid Atlantic	16.5%	12.5%
North East	13.7%	15.4%
Mid East	14.6%	14.0%
South East	15.2%	12.4%

	Three Months Ended March 31,
	2025	2024
Average active communities:
Mid Atlantic	120	157
North East	24	34
Mid East	93	100
South East	164	136
Total	401	427

Homebuilding Inventory:

	March 31, 2025	December 31, 2024
Sold inventory:
Mid Atlantic	$819,880	$845,686
North East	226,716	229,152
Mid East	284,548	276,459
South East	459,247	402,967
Total (1)	$1,790,391	$1,754,264

	March 31, 2025	December 31, 2024
Unsold lots and housing units inventory:
Mid Atlantic	$95,917	$100,897
North East	26,604	17,198
Mid East	26,817	23,091
South East	94,867	99,369
Total (1)	$244,205	$240,555
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2025	December 31, 2024
Total lots controlled:
Mid Atlantic	53,600	50,900
North East	17,100	17,000
Mid East	24,200	24,100
South East	72,700	70,400
Total	167,600	162,400

	March 31, 2025	December 31, 2024
Contract land deposits, net:
Mid Atlantic	$271,072	$258,333
North East	103,011	105,062
Mid East	70,133	65,147
South East	317,607	306,855
Total	$761,823	$735,397

Mid Atlantic
Three Months Ended March 31, 2025 and 2024
The Mid Atlantic segment had an approximate $3,100, or 2%, decrease in segment profit in the first quarter of 2025 compared to the first quarter of 2024, due primarily to a decrease in gross profit margins to 24.1% in the first quarter of 2025 from 25.7% in the same period of 2024, offset partially by a 6% increase in revenues quarter over quarter. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due primarily to continued affordability challenges. Segment revenues increased due to a 4% increase in the number of units settled, coupled with a 2% increase in the average settlement price quarter over quarter. The increase in the number of units settled was attributable to a higher backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2025 compared to backlog entering 2024.
Segment New Orders decreased 18%, while the average sales price of New Orders remained relatively flat in the first quarter of 2025 compared to the first quarter of 2024. New Orders were lower primarily due to a 24% decrease in the average number of active communities, offset partially by a 7% higher sales absorption rate.
North East
Three Months Ended March 31, 2025 and 2024
The North East segment had an approximate $8,300, or 18%, increase in segment profit in the first quarter of 2025 compared to the first quarter of 2024, due primarily to an increase in segment revenues of approximately $33,200, or 13%. Segment revenues increased due primarily to an 11% increase in the average settlement price quarter over quarter, attributable to a 9% higher average price of units in backlog entering 2025 compared to backlog entering 2024. The segment’s gross profit margin percentage remained relatively flat quarter over quarter.
Segment New Orders decreased 28% while the average sales price of new orders increased 13%, in the first quarter of 2025 compared to the first quarter of 2024. The decrease in New Orders was primarily attributable to a 30% decrease in the average number of active communities quarter over quarter. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Mid East
Three Months Ended March 31, 2025 and 2024
The Mid East segment had an approximate $12,800, or 19%, decrease in segment profit in the first quarter of 2025 compared to the first quarter of 2024, due primarily to a decrease in gross profit margin percentage and an increase in SG&A costs. The segment's gross profit margin percentage decreased to 20.4% in the first quarter of 2025 from 22.6% in the first quarter of 2024. Gross profit margin percentage was negatively impacted by higher lot costs and an increase in certain operating costs quarter over quarter. SG&A costs increased 8%, quarter over quarter, due primarily to a 9% increase in personnel costs.
Segment New Orders decreased 13%, while the average sales price of New Orders increased 2% in the first quarter of 2025 compared to the first quarter of 2024. The decrease in New Orders was primarily attributable to a 6% decrease in average number of active communities quarter over quarter, coupled with a 7% lower sales absorption rate.
South East
Three Months Ended March 31, 2025 and 2024
The South East segment had an approximate $45,700, or 50%, decrease in segment profit in the first quarter of 2025 compared to the first quarter of 2024. The decrease in segment profit was primarily due to a decrease in the segment's gross profit margin percentage, a decrease in segment revenues and an increase in SG&A expenses. The segment’s gross profit margin percentage decreased to 19.7% in the first quarter of 2025 from 24.5% in the first quarter of 2024. Gross profit margins were negatively impacted by higher lot costs, an increase in certain operating costs, and by pricing pressure attributable to continued affordability challenges. Segment revenues decreased approximately $29,100, or 5%, quarter over quarter primarily due to a 4% decrease in the average settlement price. The decrease in the average settlement price was attributable to a 1% lower average sales price of units in backlog entering 2025 compared to backlog entering 2024, and a shift in settlements to lower priced markets within the segment. SG&A expenses were 22% higher quarter over quarter, resulting primarily from higher personnel costs and by higher marketing costs associated a 20% increase in the average number of active communities.
Segment New Orders increased 1% while the average sales price of New Orders decreased 4% in the first quarter of 2025 when compared to the first quarter of 2024. The increase in New Orders was primarily attributable to a 20% increase in average number of active communities, offset by a 16% lower absorption rate within the segment quarter over quarter. Both the absorption rate and the average sales price of New Orders have been negatively impacted by rising inventory levels in several of the markets within the segment.

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

	Three Months Ended March 31,
	2025	2024
Homebuilding consolidated gross profit:
Mid Atlantic	$261,109	$261,629
North East	76,278	67,339
Mid East	84,319	94,410
South East	111,701	145,836
Consolidation adjustments and other	(18,337)	(9,250)
Homebuilding consolidated gross profit	$515,070	$559,964

	Three Months Ended March 31,
	2025	2024
Homebuilding consolidated income before taxes:
Mid Atlantic	$186,834	$189,964
North East	55,111	46,858
Mid East	53,609	66,401
South East	45,730	91,405
Reconciling items:
Contract land deposit allowance adjustment (1)	(8,117)	7,466
Equity-based compensation expense	(17,341)	(16,499)
Corporate capital allocation (2)	87,627	77,061
Unallocated corporate overhead	(55,969)	(51,705)
Consolidation adjustments and other	3,932	(2,271)
Corporate interest income	25,199	39,593
Corporate interest expense	(7,131)	(6,595)
Reconciling items sub-total	28,200	47,050
Homebuilding consolidated income before taxes	$369,484	$441,678

(1)This item represents changes to the contract land deposit impairment allowance, which are not allocated to the reportable segments. See further discussion of lot deposit impairment charges in Note 2 in the accompanying condensed consolidated financial statements.

(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Corporate capital allocation charge:
Mid Atlantic	$37,143	$33,919
North East	10,602	9,580
Mid East	11,207	9,865
South East	28,675	23,697
Total	$87,627	$77,061

Mortgage Banking Segment
Three Months Ended March 31, 2025 and 2024
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells the loans it originates into the secondary markets primarily on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Loan closing volume:
Total principal	$1,432,922	$1,378,009

Loan volume mix:
Adjustable rate mortgages	3%	2%
Fixed-rate mortgages	97%	98%

Operating profit:
Segment profit	$33,706	$29,656
Equity-based compensation expense	(1,186)	(642)
Mortgage banking income before tax	$32,520	$29,014

Capture rate:	86%	86%

Mortgage banking fees:
Net gain on sale of loans	$42,651	$37,455
Title services	9,843	9,787
Servicing fees	93	44
	$52,587	$47,286

Loan closing volume for the three months ended March 31, 2025 increased by approximately $54,900, or 4%, from the same period in 2024. The increase in loan closing volume during the three months ended March 31, 2025 was primarily attributable to the 4% increase in the average principal amount per loan closed in the first quarter of 2025 compared to the first quarter of 2024.

Segment profit for the three months ended March 31, 2025 increased by approximately $4,100, or 14%, from the same period in 2024. The increase was primarily attributable to an increase in mortgage banking fees, partially offset by an increase in general and administrative expenses. Mortgage banking fees increased by approximately $5,300, or 11%, due to higher gains on sales of loans. General and administrative expenses increased by $800, or 3%, which was the result of increased personnel costs.
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
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2025 was 25.5% compared to 16.2% for the three months ended March 31, 2024. The increase in the effective tax rate in the first quarter of 2025 is primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $2,700 and $43,800 for the three months ended March 31, 2025 and March 31, 2024, respectively.
We expect continued tax rate volatility in future periods attributable to the recognition of excess tax benefits from equity-based awards activity and distributions from the deferred compensation plans. Given the limited number of participants in our deferred compensation plan, the retirement of a participant could result in a significant distribution of the rabbi trust shares and corresponding tax deduction for the Company.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of March 31, 2025, we had approximately $2,200,000 in cash and cash equivalents, approximately $289,300 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i)     Payments due to service our debt and interest on that debt. Our current outstanding Senior Notes total $900,000 and mature in May 2030. Future interest payments on our outstanding Senior Notes total approximately $145,050, with $27,000 due within the next twelve months.
(ii)    Payment obligations totaling approximately $627,000 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii)    Obligations under operating and finance leases related primarily to office space and our production facilities (see Note 13 of this Form 10-Q for additional discussion of our leases).
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q for further discussion of repurchase activity during the first quarter of 2025. For the quarter ended March 31, 2025, we repurchased 77,120 shares of our common stock at an aggregate purchase price of $583,394. As of March 31, 2025, we had approximately $284,800 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of March 31, 2025, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of March 31, 2025.
Credit Agreement
On March 11, 2025, we entered into the Second Amended and Restated Credit Agreement ("Amended Credit Agreement") providing for a five year, $300,000 senior unsecured revolving credit facility among the lenders which may be used for working capital and general corporate purposes. The Amended Credit Agreement replaced the Company's previous credit agreement dated February 12, 2021 and most recently amended December 9, 2022, that contained substantially similar terms, and extends the maturity date from February 11, 2026 to March 11, 2030. The Amended Credit Agreement has an uncommitted accordion feature allowing the Company to increase the aggregate commitment to $600 million, subject to certain conditions and availability of additional Lender commitments. Additionally, the Amended Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $10,700 was outstanding as of March 31, 2025. The Amended Credit Agreement contains financial covenants that are substantially similar to those set forth in the prior Credit Agreement, including a maximum leverage ratio, interest coverage ratio/minimum liquidity and a minimum tangible net worth. There were no borrowings outstanding under the Credit Agreement as of March 31, 2025.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the “Repurchase Agreement”) which provides for aggregate borrowings up to $150,000 and is non-recourse to NVR. The Repurchase Agreement expires on July 14, 2025. As of March 31, 2025, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There were no borrowings outstanding under the Repurchase Agreement as of March 31, 2025. Prior to its expiration, we expect to renew the Repurchase Agreement with terms substantially similar to those in the current agreement.
There have been no changes to our Repurchase Agreement during the three months ended March 31, 2025. For additional information regarding lines of credit and senior notes, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Cash Flows
For the three months ended March 31, 2025, cash, restricted cash, and cash equivalents decreased by $376,757. Net cash provided by operating activities was $207,781, due primarily to cash provided by earnings for the three months ended March 31, 2025 and an increase in accounts payable and accrued expenses of $55,502. Cash was primarily used to fund the increase in inventory of $51,665, attributable to an increase in units under construction as of March 31, 2025 compared to December 31, 2024, and net mortgage loan activity of $59,685.
Net cash used in investing activities for the three months ended March 31, 2025 was $15,016. Cash was used primarily for investments in unconsolidated joint ventures totaling $8,167 and purchases of property, plant and equipment of $7,059.

Net cash used in financing activities was $569,522 for the three months ended March 31, 2025. Cash was used to repurchase 77,120 shares of our common stock at an aggregate purchase price of $583,394 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $14,938.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements
See Note 1 of this Form 10-Q for additional discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2025. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2025, we fully utilized the remaining amount available under our $750 million share repurchase authorization that was publicly announced on May 7, 2024. On December 11, 2024, we publicly announced that our Board of Directors had approved an additional repurchase authorization in the amount of up to $750 million. The share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The following table provides information regarding common stock repurchases during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025 (1)	26,000	$8,162.44	26,000	$655,969
February 1 - 28, 2025	16,000	$7,210.56	16,000	$540,600
March 1 - 31, 2025	35,120	$7,283.64	35,120	$284,798
Total	77,120	$7,564.76	77,120

(1)    Of the shares repurchased in January 2025, 14,724 shares were repurchased under the May 7, 2024 share repurchase authorization, which fully utilized the May 2024 authorization. The remaining 11,276 shares were repurchased under the December 11, 2024 share repurchase authorization.
Item 5.    Other Information
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b-5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1	Second Amended and Restated Credit Agreement dated as of March 11, 2025 among NVR, Inc. and the lenders party hereto, Bank of America, N.A., as Administrative Agent and BofA Securities, Inc. as Sole Lead Arranger and Sole Book Runner.	8-K		10.1	3/12/2025
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: May 5, 2025	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer