Form 10-Q
period 2025-06-30
NVR INC
filed 2025-08-06
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025 there were 2,869,801 shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Homebuilding:
Cash and cash equivalents	$1,726,865	$2,561,339
Restricted cash	53,240	42,172
Receivables	41,496	32,622
Inventory:
Lots and housing units, covered under sales agreements with customers	1,797,104	1,727,243
Unsold lots and housing units	304,743	237,177
Land under development	39,450	65,394
Building materials and other	28,743	28,893
	2,170,040	2,058,707

Contract land deposits, net	837,845	726,675
Property, plant and equipment, net	100,280	95,619
Operating lease right-of-use assets	86,206	78,340
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	295,858	251,178
	5,353,410	5,888,232
Mortgage Banking:
Cash and cash equivalents	39,307	49,636
Restricted cash	10,513	11,520
Mortgage loans held for sale, net	415,974	355,209
Property and equipment, net	8,053	7,373
Operating lease right-of-use assets	24,515	23,482
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	80,220	38,189
	585,929	492,756
Total assets	$5,939,339	$6,380,988

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$367,929	$332,772
Accrued expenses and other liabilities	333,456	441,300
Customer deposits	295,145	322,926
Operating lease liabilities	92,160	83,939
Senior notes	910,145	911,118
	1,998,835	2,092,055
Mortgage Banking:
Accounts payable and other liabilities	68,785	53,433
Operating lease liabilities	26,588	25,428
	95,373	78,861
Total liabilities	2,094,208	2,170,916

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2025 and December 31, 2024	206	206
Additional paid-in capital	3,085,904	3,031,637
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both June 30, 2025 and December 31, 2024	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	15,680,266	15,046,953
Less treasury stock at cost – 17,672,115 and 17,543,686 shares as of June 30, 2025 and December 31, 2024, respectively	(14,921,245)	(13,868,724)
Total shareholders' equity	3,845,131	4,210,072
Total liabilities and shareholders' equity	$5,939,339	$6,380,988

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Homebuilding:
Revenues	$2,548,267	$2,547,891	$4,898,712	$4,834,068
Other income	25,088	36,184	51,800	77,050
Cost of sales	(1,999,983)	(1,947,616)	(3,835,358)	(3,673,829)
Selling, general and administrative	(149,170)	(141,213)	(314,287)	(293,716)
Interest expense	(6,685)	(6,710)	(13,866)	(13,359)
Homebuilding income	417,517	488,536	787,001	930,214

Mortgage Banking:
Mortgage banking fees	50,547	64,566	103,134	111,852
Interest income	4,493	4,672	8,299	8,764
Other income	1,301	1,333	2,394	2,504
General and administrative	(26,425)	(25,351)	(51,118)	(48,709)
Interest expense	(300)	(188)	(573)	(365)
Mortgage banking income	29,616	45,032	62,136	74,046

Income before taxes	447,133	533,568	849,137	1,004,260
Income tax expense	(113,396)	(132,664)	(215,824)	(209,087)

Net income	$333,737	$400,904	$633,313	$795,173

Basic earnings per share	$114.52	$128.21	$214.78	$251.94

Diluted earnings per share	$108.54	$120.69	$203.20	$237.05

Basic weighted average shares outstanding	2,914	3,127	2,949	3,156

Diluted weighted average shares outstanding	3,075	3,322	3,117	3,355

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$633,313	$795,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,471	8,737
Equity-based compensation expense	36,339	35,242
Contract land deposit impairments (recoveries), net	21,270	(8,791)
Gain on sale of loans, net	(83,165)	(91,861)
Mortgage loans closed	(2,990,585)	(2,910,238)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,991,852	2,834,526
Distribution of earnings from unconsolidated joint ventures	—	1,500
Net change in assets and liabilities:
Increase in inventory	(111,333)	(294,269)
Increase in contract land deposits	(132,440)	(60,999)
(Increase) decrease in receivables	(16,872)	49,473
Decrease in accounts payable and accrued expenses	(79,234)	(5,072)
(Decrease) increase in customer deposits	(27,781)	34,833
Other, net	(9,949)	(9,104)
Net cash provided by operating activities	242,886	379,150

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(35,350)	(899)
Distribution of capital from unconsolidated joint ventures	—	2,715
Purchase of property, plant and equipment	(15,362)	(15,411)
Proceeds from the sale of property, plant and equipment	448	2,450
Net cash used in investing activities	(50,264)	(11,145)

Cash flows from financing activities:
Purchase of treasury stock	(1,054,807)	(1,135,912)
Principal payments on finance lease liabilities	(2,219)	(1,055)
Proceeds from the exercise of stock options	29,662	82,464
Net cash used in financing activities	(1,027,364)	(1,054,503)

Net decrease in cash, restricted cash, and cash equivalents	(834,742)	(686,498)
Cash, restricted cash, and cash equivalents, beginning of the period	2,664,667	3,215,444

Cash, restricted cash, and cash equivalents, end of the period	$1,829,925	$2,528,946

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$14,746	$14,424
Income taxes paid during the period, net of refunds	$247,220	$164,007

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR”, the “Company”, "we", "us" or "our") and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three and six months ended June 30, 2025 and 2024, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $295,145 and $322,926 as of June 30, 2025 and December 31, 2024, respectively. We expect that substantially all of the customer deposits held as of December 31, 2024 will be recognized in revenue in 2025. Our contract assets consist of prepaid sales compensation and totaled approximately $21,900 and $21,700 as of June 30, 2025 and December 31, 2024, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of June 30, 2025, we controlled approximately 162,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $881,900 and $4,200, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three and six months ended June 30, 2025, we incurred pre-tax impairment charges on lot deposits of approximately $13,200 and $21,300, respectively. For the three and six months ended June 30, 2024, we recorded a net expense reversal of approximately $1,300 and $8,800, respectively, related to previously impaired lot deposits based on market conditions. Our contract land deposit asset is shown net of a $76,393 and $58,597 impairment allowance as of June 30, 2025 and December 31, 2024, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 39,600 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $32,400 as of June 30, 2025, of which approximately $9,600 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of June 30, 2025 and December 31, 2024, our total risk of loss was as follows:

	June 30, 2025	December 31, 2024
Contract land deposits	$914,238	$785,272
Allowance for losses on contract land deposits	(76,393)	(58,597)
Contract land deposits, net	837,845	726,675
Contingent obligations in the form of letters of credit	4,202	8,722
Total risk of loss	$842,047	$735,397

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
As of June 30, 2025, we had an aggregate investment totaling approximately $65,500 in five JVs that are expected to produce approximately 7,300 finished lots, of which approximately 6,950 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional JV funding commitments totaling approximately $13,300 as of June 30, 2025. As of December 31, 2024, our aggregate investment in JVs totaled approximately $29,300. Investments in JVs for the respective periods are reported in the homebuilding "Other assets" line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of June 30, 2025.
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
During the second quarter of 2025, we sold a land parcel to a developer for approximately $32,700. In conjunction with the sale, we entered into an LPA with the developer for the option to purchase the finished lots expected to be developed from the parcel.
As of June 30, 2025, we owned land with a carrying value of $39,450 that we intend to develop into approximately 2,350 finished lots. As of December 31, 2024, the carrying value of land under development was $65,394. None of the raw parcels had any indicators of impairment as of June 30, 2025.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table reflects the changes in our capitalized interest during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest capitalized, beginning of period	$607	$182	$333	$151
Interest incurred	7,257	6,962	14,989	13,841
Interest charged to interest expense	(6,985)	(6,898)	(14,439)	(13,724)
Interest charged to cost of sales	(323)	(40)	(327)	(62)
Interest capitalized, end of period	$556	$206	$556	$206

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average number of shares outstanding used to calculate basic EPS	2,914,319	3,126,831	2,948,719	3,156,247
Dilutive securities:
Stock options and restricted share units	160,550	194,823	168,038	198,272
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,074,869	3,321,654	3,116,757	3,354,519
The following non-qualified stock options ("Options") and restricted share units ("RSUs") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2025 and 2024, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive securities	8,690	4,864	8,660	4,894

7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended June 30, 2025 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2025	$206	$3,057,037	$15,346,529	$(14,449,108)	$(16,710)	$16,710	$3,954,664

Net income	—	—	333,737	—	—	—	333,737
Purchase of common stock for treasury	—	—	—	(475,806)	—	—	(475,806)
Equity-based compensation	—	17,812	—	—	—	—	17,812
Proceeds from Options exercised	—	14,724	—	—	—	—	14,724
Treasury stock issued upon Option exercise	—	(3,669)	—	3,669	—	—	—
Balance, June 30, 2025	$206	$3,085,904	$15,680,266	$(14,921,245)	$(16,710)	$16,710	$3,845,131

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the six months ended June 30, 2025 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2024	$206	$3,031,637	$15,046,953	$(13,868,724)	$(16,710)	$16,710	$4,210,072

Net income	—	—	633,313	—	—	—	633,313
Purchase of common stock for treasury	—	—	—	(1,064,255)	—	—	(1,064,255)
Equity-based compensation	—	36,339	—	—	—	—	36,339
Proceeds from Options exercised	—	29,662	—	—	—	—	29,662
Treasury stock issued upon Option exercise and RSU vesting	—	(11,734)	—	11,734	—	—	—
Balance, June 30, 2025	$206	$3,085,904	$15,680,266	$(14,921,245)	$(16,710)	$16,710	$3,845,131

We repurchased 65,834 and 142,954 shares of our outstanding common stock during the three and six months ended June 30, 2025, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 4,434 and 14,525 shares from the treasury account during the three and six months ended June 30, 2025, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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
The following table reflects the changes in our Warranty Reserve during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty reserve, beginning of period	$129,792	$143,129	$133,095	$146,283
Provision	20,665	23,273	37,899	42,221
Payments	(23,017)	(23,061)	(43,554)	(45,163)
Warranty reserve, end of period	$127,440	$143,341	$127,440	$143,341

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
Mortgage banking segment profit before tax consists of revenues generated from mortgage financing, title insurance and closing services, less the costs of such services and general and administrative costs, including certain corporate overhead functions. Mortgage banking operations are not charged a corporate capital allocation charge.
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
The following tables present certain segment financial data with reconciliations to the amounts reported for the consolidated company, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Homebuilding Mid Atlantic	$1,128,874	$1,133,685	$2,211,109	$2,151,155
Homebuilding North East	308,929	287,334	597,755	543,004
Homebuilding Mid East	449,953	433,996	862,362	850,947
Homebuilding South East	660,511	692,876	1,227,486	1,288,962
Mortgage Banking	50,547	64,566	103,134	111,852
Total consolidated revenues	$2,598,814	$2,612,457	$5,001,846	$4,945,920

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment cost of sales
Homebuilding Mid Atlantic	$(864,008)	$(853,350)	$(1,685,134)	$(1,609,191)
Homebuilding North East	$(228,054)	$(211,095)	$(440,602)	$(399,425)
Homebuilding Mid East	$(355,647)	$(339,517)	$(683,737)	$(662,058)
Homebuilding South East	$(537,049)	$(539,006)	$(992,323)	$(989,256)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment selling, general & administrative expense:
Homebuilding Mid Atlantic	$(37,172)	$(36,656)	$(74,728)	$(74,839)
Homebuilding North East	$(11,833)	$(11,680)	$(22,534)	$(22,703)
Homebuilding Mid East	$(20,734)	$(19,977)	$(40,430)	$(38,268)
Homebuilding South East	$(40,943)	$(34,397)	$(78,928)	$(65,629)
Mortgage Banking	$(25,216)	$(24,149)	$(48,723)	$(46,865)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$(37,003)	$(34,978)	$(74,146)	$(68,897)
Homebuilding North East	$(11,290)	(10,298)	(21,892)	(19,878)
Homebuilding Mid East	$(12,033)	(11,055)	(23,240)	(20,920)
Homebuilding South East	$(31,572)	(26,163)	(60,247)	(49,860)
Total	$(91,898)	$(82,494)	$(179,525)	$(159,555)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other segment items, net
Homebuilding Mid Atlantic	$699	$465	$1,122	$902
Homebuilding North East	$212	$111	$348	$231
Homebuilding Mid East	$190	$141	$383	$288
Homebuilding South East	$571	$1,132	$1,260	$1,630
Mortgage Banking (1)	$5,494	$5,817	$10,120	$10,903
(1) This item relates primarily to interest income received on mortgage loans closed and mortgage loans held for sale.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment profit
Homebuilding Mid Atlantic	$191,390	$209,166	$378,223	$399,130
Homebuilding North East	57,964	54,372	113,075	101,229
Homebuilding Mid East	61,729	63,588	115,338	129,989
Homebuilding South East	51,518	94,442	97,248	185,847
Mortgage Banking	30,825	46,234	64,531	75,890
Total segment profit	393,426	467,802	768,415	892,085
Reconciling items:
Contract land deposit allowance adjustment (2)	(13,153)	1,325	(21,270)	8,791
Equity-based compensation expense (3)	(17,813)	(18,101)	(36,339)	(35,242)
Corporate capital allocation (4)	91,898	82,494	179,525	159,555
Unallocated corporate overhead	(34,364)	(33,816)	(90,333)	(85,520)
Consolidation adjustments and other (5)	13,538	6,363	17,470	4,092
Corporate interest income	20,276	34,171	45,475	73,764
Corporate interest expense	(6,675)	(6,670)	(13,806)	(13,265)
Reconciling items sub-total	53,707	65,766	80,722	112,175
Consolidated profit before taxes	$447,133	$533,568	$849,137	$1,004,260

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets:
Homebuilding Mid Atlantic	$1,345,411	$1,337,659
Homebuilding North East	406,587	368,300
Homebuilding Mid East	463,236	396,854
Homebuilding South East	1,081,976	914,318
Mortgage Banking	578,582	485,409
Total segment assets	3,875,792	3,502,540
Reconciling items (1):
Cash and cash equivalents	1,726,865	2,561,339
Deferred taxes	150,678	142,192
Reorganization value and goodwill	49,368	49,368
Operating lease right-of-use assets	86,206	78,340
Finance lease right-of-use assets	37,314	37,638
Contract land deposit allowance	(76,393)	(58,597)
Consolidation adjustments and other	89,509	68,168
Reconciling items sub-total	2,063,547	2,878,448
Consolidated assets	$5,939,339	$6,380,988
(1) All reconciling items except for the "Reorganization value and goodwill" are related to the Homebuilding Segment only.
10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of June 30, 2025 and December 31, 2024 were $838,476 and $811,161, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of June 30, 2025 and December 31, 2024 were $910,145 and $911,118, respectively.
Due to the short term nature of our cash equivalents, we believe that the differences between their carrying value and fair value are insignificant.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM, and some of these commitments include a prepaid float down option. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. As of June 30, 2025, there were contractual commitments to

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
extend credit to borrowers aggregating $2,005,358 and open forward delivery contracts aggregating $2,076,492, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of June 30, 2025, the fair value of loans held for sale of $415,974 included on the accompanying condensed consolidated balance sheet was increased by $10,208 from the aggregate principal balance of $405,766. As of December 31, 2024, the fair value of loans held for sale of $355,209 was increased by $2,720 from the aggregate principal balance of $352,489.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2025	December 31, 2024
Rate lock commitments:
Gross assets	$47,440	$34,935
Gross liabilities	636	25,739
Net rate lock commitments	$46,804	$9,196
Forward sales contracts:
Gross assets	$179	$6,822
Gross liabilities	11,601	1,122
Net forward sales contracts	$(11,422)	$5,700
As of June 30, 2025, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accounts payable and other liabilities" on the

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
accompanying condensed consolidated balance sheets. As of December 31, 2024, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets".
The fair value measurement as of June 30, 2025 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$2,005,358	$6,319	$12,771	$27,714		$46,804
Forward sales contracts	$2,076,492	—	—		(11,422)	(11,422)
Mortgages held for sale	$405,766	2,684	1,555	5,969		10,208
Total fair value measurement		$9,003	$14,326	$33,683	$(11,422)	$45,590

The total fair value measurement as of December 31, 2024 was a net gain of $17,616. NVRM recorded a fair value adjustment to income of $648 for the three months ended June 30, 2025, and recorded a fair value adjustment to income of $27,974 for the six months ended June 30, 2025. NVRM recorded a fair value adjustment to income of $668 and $3,502 for the three and six months ended June 30, 2024, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of June 30, 2025, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of June 30, 2025.
Credit Agreement
On March 11, 2025, we entered into the Second Amended and Restated Credit Agreement ("Amended Credit Agreement") providing for a $300,000 senior unsecured revolving credit facility among the lenders and Bank of America, N.A. as Administrative Agent. The Amended Credit Agreement replaced the Company's previous credit agreement dated February 12, 2021 and most recently amended December 9, 2022, that contained substantially similar terms, and extends the maturity date from February 11, 2026 to March 11, 2030. The Amended Credit Agreement has an uncommitted accordion feature allowing the Company to increase the commitment by an additional $300,000, subject to certain conditions and availability of additional Lender commitments. Additionally, the Amended Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $10,300 was outstanding as of June 30, 2025.
The Amended Credit Agreement contains financial covenants that are substantially similar to those set forth in the prior Credit Agreement, including a maximum leverage ratio, interest coverage ratio/minimum liquidity and a minimum tangible net worth. There were no borrowings outstanding under the Facility as of June 30, 2025.
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
Effective July 14, 2025, NVRM entered into the Fourth Amendment to Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer, which extended the term of the Repurchase Agreement through July 10, 2026. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. As of June 30, 2025, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease right-of-use ("ROU") assets and finance lease liabilities were $37,314 and $40,244, respectively, as of June 30, 2025, and $37,638 and $40,036, respectively, as of December 31, 2024. Our leases have remaining lease terms of up to 15.2 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expense
Operating lease expense	$10,547	$9,514	$20,864	$18,861
Finance lease expense:
Amortization of ROU assets	1,418	767	2,750	1,329
Interest on lease liabilities	469	239	921	352
Short-term lease expense	8,380	8,179	16,687	16,079
Total lease expense	$20,814	$18,699	$41,222	$36,621

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,087	$7,802	$16,317	$15,313
Operating cash flows from finance leases	469	239	921	352
Financing cash flows from finance leases	1,153	593	2,219	1,055

ROU assets obtained in exchange for lease obligations:
Operating leases	$10,347	$12,101	$23,418	$13,491
Finance leases	$—	$16,011	$2,427	$17,857

			June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases			5.8	6.0
Finance leases			9.1	9.6

Weighted-average discount rate:
Operating leases			4.6%	4.5%
Finance leases			4.8%	4.7%

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
14.    Income Taxes
Our effective tax rate for the three and six month periods ended June 30, 2025 was 25.4%, in each respective period, compared to 24.9% and 20.8% for the three and six months ended June 30, 2024, respectively. The increase in the effective tax rate in each period in 2025 is primarily attributable to recognizing a lower income tax benefit related to excess tax benefits from stock option exercises, which totaled $3,511 and $6,219 for the three and six months ended June 30, 2025, compared to $6,815 and $50,608 for the three and six months ended June 30, 2024.

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
Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Business Environment and Current Outlook
During the second quarter of 2025, demand for new homes continued to be negatively impacted by affordability issues, rising resale and new home inventory, declining consumer confidence and economic volatility. We expect that affordability issues, interest rate volatility and economic volatility may continue to weigh on demand and home prices. We also expect to continue to face margin pressure due to affordability issues and cost pressures. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
As of June 30, 2025, we controlled approximately 171,400 lots as described below.
Lot Purchase Agreements
We controlled approximately 162,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $881,900 and $4,200, respectively. Included in the number of controlled lots are approximately 14,000 lots for which we have recorded a contract land deposit impairment allowance of approximately $76,400 as of June 30, 2025.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $65,500 in five JVs, expected to produce approximately 7,300 lots. Of the lots to be produced by the JVs, approximately 6,950 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional JV funding commitments totaling approximately $13,300 as of June 30, 2025.
Land Under Development
We owned land with a carrying value of approximately $39,500 that we intend to develop into approximately 2,350 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.

Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 39,600 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. As of June 30, 2025, these properties are controlled with deposits in cash totaling approximately $32,400, of which approximately $9,600 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the second quarter of 2025 totaled $2,598,814, a slight decrease from the second quarter of 2024. Net income for the second quarter ended June 30, 2025 was $333,737, or $108.54 per diluted share. For the second quarter ended June 30, 2025, net income decreased 17% and diluted earnings per share decreased 10% when compared to net income and diluted earnings per share for the second quarter of 2024, respectively. Our homebuilding gross profit margin percentage decreased to 21.5% in the second quarter of 2025 from 23.6% in the second quarter of 2024. New orders, net of cancellations (“New Orders”) decreased by 11% in the second quarter of 2025 compared to the second quarter of 2024. The New Order cancellation rate for the second quarter of 2025 increased to 16.5% from 12.9% in the same period in 2024. The average sales price for New Orders remained relatively flat when compared to the same period in the prior year.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Financial Data:
Revenues	$2,548,267	$2,547,891	$4,898,712	$4,834,068
Cost of sales	$1,999,983	$1,947,616	$3,835,358	$3,673,829
Gross profit margin percentage	21.5%	23.6%	21.7%	24.0%
Selling, general and administrative expenses	$149,170	$141,213	$314,287	$293,716
Operating Data:
New orders (units)	5,379	6,067	10,724	12,116
Average new order price	$458.1	$458.8	$453.3	$456.6
Settlements (units)	5,475	5,659	10,608	10,748
Average settlement price	$465.4	$450.2	$461.8	$449.7
Backlog (units)			10,069	11,597
Average backlog price			$472.1	$470.3
New order cancellation rate	16.5%	12.9%	16.0%	13.0%

Consolidated Homebuilding - Three Months Ended June 30, 2025 and 2024
Homebuilding revenues in the second quarter of 2025 remained flat when compared to the same period in 2024. Gross profit margin percentage in the second quarter of 2025 decreased to 21.5%, from 23.6% in the second quarter of 2024. Gross profit margin was negatively impacted by higher lot costs, pricing pressure due to continued affordability challenges and a lot deposit impairment charge of approximately $13,200 in the second quarter of 2025.
New Orders decreased 11% while the average sales price remained relatively flat in the second quarter of 2025 compared to the second quarter of 2024. New Orders were negatively impacted by a 2% decrease in the average number of active communities and a 10% lower sales absorption rate, due to weakening demand.

Selling, general and administrative (“SG&A”) expense in the second quarter of 2025 increased by approximately $8,000 compared to the second quarter of 2024, and increased as a percentage of revenue to 5.9% from 5.5%. The increase in SG&A expense was attributable in part to a $3,500 increase in sales and marketing expenses, due to an increase in model home related expenses and advertising costs, coupled with higher overhead costs associated with increased headcount quarter over quarter.
Consolidated Homebuilding - Six Months Ended June 30, 2025 and 2024
Homebuilding revenues increased 1% in the first six months of 2025 compared to the same period in 2024, as a result of a 3% increase in the average settlement price, offset partially by a 1% decrease in the number of units settled. The increase in the average settlement price was primarily attributable to a 4% higher average sales price of units in backlog entering 2025 compared to the backlog entering 2024. The decrease in settlements was attributable to a 3% lower backlog unit balance entering 2025 compared to the backlog unit balance entering 2024. Gross profit margin percentage in the first six months of 2025 decreased to 21.7% from 24.0% in the first six months of 2024. Gross profit margin was negatively impacted by higher lot costs, pricing pressure due to continued affordability challenges and a lot deposit impairment charge of approximate $21,300 in the first half of 2025. In the first half of 2024, the Company recorded an approximate $8,800 expense reversal related to previously impaired lot deposits.
New Orders and the average sales price of New Orders decreased 11% and 1%, respectively, in the first six months of 2025 compared to the same period in 2024. New Orders were negatively impacted by a 4% decrease in the average number of active communities and an 8% lower sales absorption, due to weakening demand.
SG&A expense in the first six months of 2025 increased by approximately $20,600 compared to the same period in 2024, and as a percentage of revenue increased to 6.4% in 2025 from 6.1% in 2024. The increase in SG&A expense was primarily attributable to a $9,900 increase in personnel costs attributable to an increase in headcount year over year. Additionally, sales and marketing expenses were approximately $3,700 higher year over year due to an increase in model home related expenses and advertising costs.
Our backlog represents homes sold but not yet settled with our customers. As of June 30, 2025, our backlog decreased on a unit and dollar basis by 13% to 10,069 units and $4,753,905, respectively, when compared to 11,597 units and $5,454,470, respectively, as of June 30, 2024. The decrease in the number of backlog units was primarily attributable to an 11% decrease in New Orders year over year, coupled with a 3% lower backlog unit balance entering 2025 compared to the backlog unit balance entering 2024. Backlog dollars were lower primarily due to the decrease in backlog units in 2025.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Our cancellation rate was approximately 16% and 13% in the first six months of 2025 and 2024, respectively, calculated as the total of all cancellations during the period as a percentage of gross sales during the same period.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2025 or future years. Other than units that are cancelled, we expect to settle substantially all of our June 30, 2025 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve as of June 30, 2025 and December 31, 2024 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $4,200 and $8,700 as of June 30, 2025 and December 31, 2024, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2025 and 2024.
Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Mid Atlantic	$1,128,874	$1,133,685	$2,211,109	$2,151,155
North East	308,929	287,334	597,755	543,004
Mid East	449,953	433,996	862,362	850,947
South East	660,511	692,876	1,227,486	1,288,962

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit margin:
Mid Atlantic	$264,866	$280,337	$525,975	$541,966
North East	80,876	76,240	157,153	143,578
Mid East	94,305	94,479	178,625	188,889
South East	123,462	153,870	235,163	299,706

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit margin percentage:
Mid Atlantic	23.5%	24.7%	23.8%	25.2%
North East	26.2%	26.5%	26.3%	26.4%
Mid East	21.0%	21.8%	20.7%	22.2%
South East	18.7%	22.2%	19.2%	23.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment profit:
Mid Atlantic	$191,390	$209,166	$378,223	$399,130
North East	57,964	54,372	113,075	101,229
Mid East	61,729	63,588	115,338	129,989
South East	51,518	94,442	97,248	185,847
Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,930	$531.3	2,297	$536.2	3,796	$523.0	4,579	$525.9
North East	424	$655.3	478	$623.4	801	$674.0	1,005	$617.7
Mid East	1,072	$424.2	1,262	$403.7	2,170	$422.0	2,525	$406.8
South East	1,953	$361.7	2,030	$366.7	3,957	$359.0	4,007	$368.3
Total	5,379	$458.1	6,067	$458.8	10,724	$453.3	12,116	$456.6

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,101	$537.2	2,199	$515.5	4,151	$532.6	4,165	$516.5
North East	474	$651.7	487	$589.8	945	$632.5	950	$571.5
Mid East	1,082	$415.8	1,075	$403.7	2,095	$411.6	2,124	$400.6
South East	1,818	$363.3	1,898	$365.1	3,417	$359.2	3,509	$367.3
Total	5,475	$465.4	5,659	$450.2	10,608	$461.8	10,748	$449.7

	As of June 30,
	2025		2024
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,713	$532.6	4,508	$531.4
North East	911	$698.4	1,083	$643.3
Mid East	2,120	$426.8	2,377	$416.6
South East	3,325	$371.6	3,629	$378.0
Total	10,069	$472.1	11,597	$470.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
New order cancellation rate:
Mid Atlantic	16.4%	11.8%	16.5%	12.1%
North East	12.9%	13.7%	13.3%	14.6%
Mid East	17.9%	15.0%	16.2%	14.5%
South East	16.5%	12.7%	15.9%	12.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average active communities:
Mid Atlantic	120	153	120	155
North East	26	31	25	33
Mid East	94	101	93	100
South East	186	148	175	142
Total	426	433	413	430
Homebuilding Inventory:

	June 30, 2025	December 31, 2024
Sold inventory:
Mid Atlantic	$766,228	$845,686
North East	230,255	229,152
Mid East	321,568	276,459
South East	496,345	402,967
Total (1)	$1,814,396	$1,754,264

	June 30, 2025	December 31, 2024
Unsold lots and housing units inventory:
Mid Atlantic	$111,568	$100,897
North East	46,132	17,198
Mid East	31,135	23,091
South East	118,326	99,369
Total (1)	$307,161	$240,555
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	June 30, 2025	December 31, 2024
Total lots controlled:
Mid Atlantic	55,700	50,900
North East	17,500	17,000
Mid East	25,300	24,100
South East	72,900	70,400
Total	171,400	162,400

	June 30, 2025	December 31, 2024
Contract land deposits, net:
Mid Atlantic	$327,014	$258,333
North East	106,706	105,062
Mid East	79,275	65,147
South East	329,052	306,855
Total	$842,047	$735,397

Mid Atlantic
Three Months Ended June 30, 2025 and 2024
The Mid Atlantic segment had an approximate $17,800, or 9%, decrease in segment profit in the second quarter of 2025 compared to the second quarter of 2024. This decrease was due primarily to a decrease in gross profit margins to 23.5% in the second quarter of 2025 from 24.8% in the same period of 2024. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due primarily to continued affordability challenges.
Segment New Orders and the average sales price of New Orders decreased 16% and 1%, respectively, in the second quarter of 2025 compared to the second quarter of 2024. New Orders were lower primarily due to a 21% decrease in the average number of active communities, offset partially by a 7% higher sales absorption rate.
Six Months Ended June 30, 2025 and 2024
The Mid Atlantic segment had an approximate $20,900, or 5%, decrease in segment profit in the first six months of 2025 compared to the first six months of 2024. This decrease was due primarily to a decrease in gross profit margins to 23.8% in the first six months of 2025 from 25.2% in the first six months of 2024, offset partially by a 3% increase in segment revenues. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due primarily to continued affordability challenges. Segment revenues increased due to a 3% higher average settlement price in 2025 compared to 2024 attributable primarily to a 4% higher average sales price of units in backlog entering 2025 compared to backlog entering 2024.
Segment New Orders and the average sales price of New Orders decreased 17% and 1%, respectively, in the first six months of 2025 compared to the first six months of 2024. New Orders were lower primarily due to a 23% decrease in the average number of active communities, offset partially by a 7% higher sales absorption rate year over year.
North East
Three Months Ended June 30, 2025 and 2024
The North East segment had an approximate $3,600, or 7%, increase in segment profit in the second quarter of 2025 compared to the second quarter of 2024, due primarily to an increase in segment revenues of approximately $21,600, or 8%. Segment revenues increased due to an 11% increase in the average settlement price quarter over quarter, offset partially by a 3% decrease in the number of units settled. The increase in the average settlement price is attributable primarily to an 11% higher average price of units in backlog entering the second quarter of 2025 compared to backlog entering the second quarter of 2024. The decrease in settlements is attributable to a 12% lower backlog unit balance entering the second quarter of 2025 compared to the backlog unit balance entering the second quarter of 2024, offset partially by a higher backlog turnover rate quarter over quarter. The segment's gross profit margin percentage remained relatively flat quarter over quarter.
Segment New Orders decreased 11% while the average sales price of New Orders increased 5%, in the second quarter of 2025 compared to the second quarter of 2024. New Orders were lower primarily due to a 16% decrease in the average number of active communities, offset partially by a 6% higher sales absorption rate. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Six Months Ended June 30, 2025 and 2024
The North East segment had an approximate $11,800, or 12%, increase in segment profit in the first six months of 2025 compared to the first six months of 2024, due primarily to an increase in segment revenue of approximately $54,800, or 10%. Segment revenues were favorably impacted by an 11% increase in the average settlement price year over year. The increase in the average settlement price was primarily attributable to a 9% higher average sales price of units in backlog entering 2025 compared to backlog entering 2024. The segment's gross profit margin percentage remained relatively flat year over year.
Segment New Orders decreased 20% while the average sales price of New Orders increased 9%, in the first six months of 2025 compared to the first six months of 2024. New Orders were lower primarily due to a 24%

decrease in the average number of communities, offset partially by a 4% higher sales absorption rate year over year. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Mid East
Three Months Ended June 30, 2025 and 2024
The Mid East segment had an approximate $1,900, or 3%, decrease in segment profit in the second quarter of 2025 compared to the second quarter of 2024, due primarily to a decrease in gross profit margins, which offset an increase in segment revenues of approximately $16,000, or 4%. The segment's gross profit margin percentage decreased to 21.0% in the second quarter of 2025 from 21.8% in the second quarter of 2024. Gross profit margin was negatively impacted by higher lot and certain operating costs, as well as, by pricing pressure due primarily to continued affordability challenges. The segment's revenues were higher primarily due to a 3% higher average settlement price quarter over quarter as settlements shifted to higher priced markets.
Segment New Orders decreased 15% while the average sales price of New Orders increased 5% in the second quarter of 2025 compared to the second quarter of 2024. New Orders were negatively impacted by a 7% decrease in the number of active communities and a 9% lower sales absorption rate. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Six Months Ended June 30, 2025 and 2024
The Mid East segment had an approximate $14,700, or 11%, decrease in segment profit in the first six months of 2025 compared to the first six months of 2024, due primarily to a decrease in gross profit margins to 20.7% in the first six months of 2025 from 22.2% in the first six months of 2024. Gross profit margin was negatively impacted by higher lot and certain operating costs, as well as, by pricing pressure due primarily to continued affordability challenges.
Segment New Orders decreased 14% while the average sales price of New Orders increased 4% in the first six months of 2025 compared to the first six months of 2024. New Orders were negatively impacted by a 6% decrease in the number of active communities and an 8% lower sales absorption rate year over year. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment year over year.
South East
Three Months Ended June 30, 2025 and 2024
The South East segment had an approximate $42,900, or 45%, decrease in segment profit in the second quarter of 2025 compared to the second quarter of 2024. The decrease in segment profit was primarily due to a decrease in the segment's gross profit margin percentage, a decrease in segment revenues and an increase in SG&A expenses. The segment's gross profit margin percentage decreased to 18.7% in the second quarter of 2025 from 22.2% in the second quarter of 2024. Gross profit margins were negatively impacted by higher lot costs, an increase in certain operating costs, and by pricing pressure attributable to continued affordability challenges. Additionally, gross profit margins in the second quarter of 2025 were impacted by $2,400 in higher lot deposit impairment charges when compared to the second quarter of 2024. Segment revenues decreased by approximately $32,400, or 5%, quarter over quarter due primarily to a 4% decrease in the number of units settled. The decrease in settlements is attributable to a 9% lower backlog unit balance entering the second quarter of 2025 compared to the backlog unit balance entering the second quarter of 2024, offset partially by a higher backlog turnover rate quarter over quarter, SG&A expenses were 19% higher quarter over quarter, resulting primarily from higher personnel and marketing costs attributable to a 25% increase in the average number of active communities quarter over quarter.
Segment New Orders and the average sales price of New Orders decreased 4% and 1%, respectively, in the second quarter of 2025 compared to the second quarter of 2024. New Orders were negatively impacted by a 23% lower absorption rate, offset partially by the aforementioned increase in the average number of active communities within the segment quarter over quarter. Both the absorption rate and the average sales price of New Orders have been negatively impacted by rising resale and new home inventory in several of the markets within the segment.

Six Months Ended June 30, 2025 and 2024
The South East segment had an approximate $88,600, or 48%, decrease in segment profit in the first six months of 2025 compared to the first six months of 2024. The decrease in segment profit was primarily due to a decrease in the segment's gross profit margin percentage, a decrease in segment revenues and an increase in SG&A expenses. The segment's gross profit margin percentage decreased to 19.2% in the first six months of 2024 from 23.3% in the first six months of 2024. Gross profit margins were negatively impacted by higher lot costs, an increase in certain operating costs, and by pricing pressure attributable to continued affordability challenges. Segment revenues decreased by approximately $61,500, or 5%, due to a 3% decrease in the number of units settled, coupled with a 2% decrease in the average settlement price. The decrease in settlements is attributable to an 11% lower backlog unit balance entering 2025 compared to the backlog entering 2024, offset partially by a higher backlog turnover rate year over year. The decrease in the average settlement price is primarily attributable to a 1% lower average sales price of homes in backlog entering 2025 compared to backlog entering 2024. SG&A expenses were 20% higher year over year, resulting primarily from higher personnel and marketing costs attributable to a 23% increase in the average number of active communities quarter over quarter.
Segment New Orders and the average sales price of New Orders decreased 1% and 3%, respectively, in the first six months of 2025 compared to the first six months of 2024. New Orders were negatively impacted by a 20% lower absorption rate, offset partially by the aforementioned increase in the average number of active communities within the segment year over year. Both the absorption rate and the average sales price of New Orders have been negatively impacted by rising resale and new home inventory in several of the markets within the segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Homebuilding consolidated gross profit:
Mid Atlantic	$264,866	$280,337	$525,975	$541,966
North East	80,876	76,240	157,153	143,578
Mid East	94,305	94,479	178,625	188,889
South East	123,462	153,870	235,163	299,706
Consolidation adjustments and other	(15,225)	(4,651)	(33,562)	(13,900)
Homebuilding consolidated gross profit	$548,284	$600,275	$1,063,354	$1,160,239

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Homebuilding consolidated income before taxes:
Mid Atlantic	$191,390	$209,166	$378,223	$399,130
North East	57,964	54,372	113,075	101,229
Mid East	61,729	63,588	115,338	129,989
South East	51,518	94,442	97,248	185,847
Reconciling items:
Contract land deposit reserve adjustment (1)	(13,153)	1,325	(21,270)	8,791
Equity-based compensation expense	(16,604)	(16,899)	(33,944)	(33,398)
Corporate capital allocation (2)	91,898	82,494	179,525	159,555
Unallocated corporate overhead	(34,364)	(33,816)	(90,333)	(85,520)
Consolidation adjustments and other	13,538	6,363	17,470	4,092
Corporate interest income	20,276	34,171	45,475	73,764
Corporate interest expense	(6,675)	(6,670)	(13,806)	(13,265)
Reconciling items sub-total	54,916	66,968	83,117	114,019
Homebuilding consolidated income before taxes	$417,517	$488,536	$787,001	$930,214

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

(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Corporate capital allocation charge:
Mid Atlantic	$37,003	34,978	$74,146	68,897
North East	11,290	10,298	21,892	19,878
Mid East	12,033	11,055	23,240	20,920
South East	31,572	26,163	60,247	49,860
Total	$91,898	$82,494	$179,525	$159,555

Mortgage Banking Segment
Three and Six Months Ended June 30, 2025 and 2024
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment's customers. NVRM sells almost all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loan closing volume:
Total principal	$1,555,280	$1,530,081	$2,988,201	$2,908,090

Loan volume mix:
Adjustable rate mortgages	5%	2%	4%	2%
Fixed-rate mortgages	95%	98%	96%	98%

Operating profit:
Segment profit	$30,825	$46,234	$64,531	$75,890
Equity-based compensation expense	(1,209)	(1,202)	(2,395)	(1,844)
Mortgage banking income before tax	$29,616	$45,032	$62,136	$74,046

Capture rate:	87%	86%	87%	86%

Mortgage banking fees:
Net gain on sale of loans	$39,868	$53,695	$82,519	$91,150
Title services	10,506	10,772	20,349	20,559
Servicing fees	173	99	266	143
	$50,547	$64,566	$103,134	$111,852

Loan closing volume for the three and six months ended June 30, 2025 increased by approximately $25,200, or 2%, and $80,100, or 3%, respectively, from the same periods in 2024. The increase in loan closing volume during the three and six months ended June 30, 2025 was primarily attributable to higher average loan amounts in the respective periods.

Segment profit for the three months ended June 30, 2025 decreased by approximately $15,400, or 33%, from the same period in 2024. This decrease was primarily attributable to a decrease of approximately $14,000, or 22%, in mortgage banking fees due to a decrease in gains on sales of loans.

Segment profit for the six months ended June 30, 2025 decreased by approximately $11,400, or 15%, from the same period in 2024. This decrease was primarily attributable to a decrease of approximately $8,700, or 8%, in mortgage banking fees due to a decrease in gains on sales of loans.
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
Effective Tax Rate
Our effective tax rate for the three and six month periods ended June 30, 2025 was 25.4%, in each respective period, compared to 24.9% and 20.8% for the three and six months ended June 30, 2024, respectively. The increase in the effective tax rate in the three and six month periods ended June 30, 2025 compared to the same periods in 2024 was primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $3,500 and $6,200 for the three and six months ended June 30, 2025, respectively, and approximately $6,800 and $50,600 for the three and six months ended June 30, 2024, respectively.
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
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of June 30, 2025, we had approximately $1,800,000 in cash and cash equivalents, approximately $289,700 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i) Payments due to service our debt and interest on that debt. Our Senior Notes have an outstanding aggregate principal balance of $900,000 and mature in May 2030. Future interest payments on our outstanding Senior Notes total $131,550, with $27,000 due within the next twelve months.
(ii) Payment obligations totaling approximately $598,900 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.

(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 13 of this Quarterly Report on Form 10-Q for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2025. For the six months ended June 30, 2025, we repurchased 142,954 shares of our common stock at an aggregate purchase price of $1,054,807. As of June 30, 2025, we had approximately $563,400 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of June 30, 2025, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030. The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of June 30, 2025.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") with a group of lenders which may be used for working capital and general corporate purposes. The Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). Under the Credit Agreement, we may request increases of up to $300,000 to the Facility in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which there was approximately $10,300 outstanding as of June 30, 2025. The Credit Agreement termination date is March 11, 2030. There were no borrowings outstanding under the Credit Agreement as of June 30, 2025.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the "Repurchase Agreement") which provides for aggregate borrowings up to $150,000 and is non-recourse to NVR. In July 2025, NVRM entered into the Fourth Amendment to Second Amended and Restated Master Repurchase Agreement, which extended the term of the Repurchase Agreement through July 10, 2026. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. As of June 30, 2025, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. There were no borrowings outstanding under the Repurchase Agreement as of June 30, 2025.
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Cash Flows
For the six months ended June 30, 2025, cash, restricted cash, and cash equivalents decreased by $834,742.  Net cash provided by operating activities was $242,886 for the six months ended June 30, 2024, due primarily to cash provided by earnings. Cash was primarily used to fund the increase in inventory of $111,333, attributable to an increase in units under construction as of June 30, 2025 compared to December 31, 2024 and to fund the $132,440 increase in contract land deposits.

Net cash used in investing activities for the six months ended June 30, 2025 was $50,264. Cash was used primarily for investments in unconsolidated joint ventures totaling $35,350 and purchases of property, plant and equipment of $15,362.
Net cash used in financing activities was $1,027,364 for the six months ended June 30, 2025.  Cash was used to repurchase 142,954 shares of our common stock at an aggregate purchase price of $1,054,807 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $29,662.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2025. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2025, we fully utilized the remaining amount available under our $750 million share repurchase authorization that was publicly announced on December 11, 2024. On May 6, 2025, we publicly announced that our Board of Directors had approved new repurchase authorizations in the amount of up to $750 million. The share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased the following shares of our common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2025	22,084	$7,129.12	22,084	$127,359
May 1 - 31, 2025 (1)	22,242	$7,179.79	22,242	$717,666
June 1 - 30, 2025	21,508	$7,173.20	21,508	$563,385
Total	65,834	$7,160.64	65,834

(1)    Of the shares repurchased in May 2025, 17,684 shares were repurchased under the December 11, 2024 share repurchase authorization, which fully utilized the December 2024 authorization. The remaining 4,558 shares were repurchased under the May 6, 2025 share repurchase authorization.
Item 5.    Other Information
During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Fourth Amendment to Second Amended and Restated Master Repurchase Agreement dated July 10, 2025 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: August 6, 2025	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer