Form 10-Q
period 2025-09-30
NVR INC
filed 2025-11-05
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025 there were 2,839,432 shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Homebuilding:
Cash and cash equivalents	$1,932,167	$2,561,339
Restricted cash	44,034	42,172
Receivables	41,377	32,622
Inventory:
Lots and housing units, covered under sales agreements with customers	1,758,906	1,727,243
Unsold lots and housing units	313,971	237,177
Land under development	38,017	65,394
Building materials and other	20,531	28,893
	2,131,425	2,058,707

Contract land deposits, net	868,308	726,675
Property, plant and equipment, net	102,479	95,619
Operating lease right-of-use assets	87,116	78,340
Reorganization value in excess of amounts allocable to identifiable assets, net	41,580	41,580
Other assets	291,748	251,178
	5,540,234	5,888,232
Mortgage Banking:
Cash and cash equivalents	39,280	49,636
Restricted cash	8,123	11,520
Mortgage loans held for sale, net	341,579	355,209
Property and equipment, net	8,081	7,373
Operating lease right-of-use assets	25,252	23,482
Reorganization value in excess of amounts allocable to identifiable assets, net	7,347	7,347
Other assets	65,562	38,189
	495,224	492,756
Total assets	$6,035,458	$6,380,988

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$361,209	$332,772
Accrued expenses and other liabilities	344,658	441,300
Customer deposits	277,351	322,926
Operating lease liabilities	93,191	83,939
Senior notes	909,654	911,118
	1,986,063	2,092,055
Mortgage Banking:
Accounts payable and other liabilities	55,249	53,433
Operating lease liabilities	27,384	25,428
	82,633	78,861
Total liabilities	2,068,696	2,170,916

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2025 and December 31, 2024	206	206
Additional paid-in capital	3,131,980	3,031,637
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both September 30, 2025 and December 31, 2024	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	16,022,954	15,046,953
Less treasury stock at cost – 17,694,431 and 17,543,686 shares as of September 30, 2025 and December 31, 2024, respectively	(15,188,378)	(13,868,724)
Total shareholders' equity	3,966,762	4,210,072
Total liabilities and shareholders' equity	$6,035,458	$6,380,988

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Homebuilding:
Revenues	$2,560,343	$2,677,640	$7,459,055	$7,511,708
Other income	22,000	33,746	73,800	110,796
Cost of sales	(2,021,398)	(2,051,087)	(5,856,756)	(5,724,916)
Selling, general and administrative	(142,736)	(149,777)	(457,023)	(443,493)
Interest expense	(6,855)	(6,855)	(20,721)	(20,214)
Homebuilding income	411,354	503,667	1,198,355	1,433,881

Mortgage Banking:
Mortgage banking fees	49,162	55,311	152,296	167,163
Interest income	4,881	4,728	13,180	13,492
Other income	1,400	1,414	3,794	3,918
General and administrative	(22,397)	(26,317)	(73,515)	(75,026)
Interest expense	(327)	(191)	(900)	(556)
Mortgage banking income	32,719	34,945	94,855	108,991

Income before taxes	444,073	538,612	1,293,210	1,542,872
Income tax expense	(101,385)	(109,289)	(317,209)	(318,376)

Net income	$342,688	$429,323	$976,001	$1,224,496

Basic earnings per share	$119.26	$139.65	$333.86	$391.37

Diluted earnings per share	$112.33	$130.50	$315.33	$367.20

Basic weighted average shares outstanding	2,874	3,074	2,923	3,129

Diluted weighted average shares outstanding	3,051	3,290	3,095	3,335

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$976,001	$1,224,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,567	13,422
Equity-based compensation expense	53,695	54,465
Contract land deposit impairments (recoveries), net	40,138	(4,868)
Gain on sale of loans, net	(121,975)	(135,799)
Mortgage loans closed	(4,532,399)	(4,568,806)
Mortgage loans sold and principal payments on mortgage loans held for sale	4,646,571	4,538,919
Distribution of earnings from unconsolidated joint ventures	—	1,500
Net change in assets and liabilities:
Increase in inventory	(72,718)	(307,247)
Increase in contract land deposits	(181,771)	(87,017)
(Increase) decrease in receivables	(10,899)	46,993
Decrease in accounts payable and accrued expenses	(81,116)	(59,417)
(Decrease) increase in customer deposits	(45,575)	24,168
Other, net	(5,927)	(3,397)
Net cash provided by operating activities	681,592	737,412

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(37,281)	(1,640)
Distribution of capital from unconsolidated joint ventures	—	2,715
Purchase of property, plant and equipment	(20,808)	(23,621)
Proceeds from the sale of property, plant and equipment	715	2,749
Net cash used in investing activities	(57,374)	(19,797)

Cash flows from financing activities:
Purchase of treasury stock	(1,331,212)	(1,493,362)
Principal payments on finance lease liabilities	(3,412)	(1,808)
Proceeds from the exercise of stock options	69,343	130,778
Net cash used in financing activities	(1,265,281)	(1,364,392)

Net decrease in cash, restricted cash, and cash equivalents	(641,063)	(646,777)
Cash, restricted cash, and cash equivalents, beginning of the period	2,664,667	3,215,444

Cash, restricted cash, and cash equivalents, end of the period	$2,023,604	$2,568,667

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$15,546	$15,094
Income taxes paid during the period, net of refunds	$354,638	$307,263

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR”, the “Company”, "we", "us" or "our") and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three and nine months ended September 30, 2025 and 2024, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $277,351 and $322,926 as of September 30, 2025 and December 31, 2024, respectively. Customer deposits held as of the reporting dates are expected to be recognized in revenue within twelve months of recording the deposit. Our contract assets consist of prepaid sales compensation and totaled approximately $20,400 and $21,700 as of September 30, 2025 and December 31, 2024, respectively. Prepaid sales compensation is included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures." The amendments in the ASU require disclosure of specific categories in the rate reconciliation and for the entity to provide additional information for reconciling items that meet a quantitative threshold. The ASU will be effective for annual periods beginning with our fiscal year ending December 31, 2025. The amendments in the

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
ASU are to be applied on a prospective basis and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements and related disclosures.

2.    Variable Interest Entities ("VIEs")
We generally do not engage in land development. Instead, we typically acquire finished building lots at market prices from various third party land development entities under lot purchase agreements ("LPAs"). The LPAs require deposits that may be forfeited if we fail to perform under the LPAs. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.
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
As of September 30, 2025, we controlled approximately 166,050 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $907,600 and $4,000, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three and nine months ended September 30, 2025, we incurred pre-tax impairment charges on lot deposits of approximately $18,900 and $40,100, respectively. For the three months ended September 30, 2024, we recorded pre-tax impairment charges on lot deposits of approximately $3,900. For the nine months ended September 30, 2024, we recorded a net expense reversal of approximately $4,900 related to previously impaired lot deposits. Our contract land deposit asset is shown net of a $85,368 and $58,597 impairment allowance as of September 30, 2025 and December 31, 2024, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 47,100 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $46,100 as of September 30, 2025, of which approximately $10,400 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits is limited to the amount of the deposits pursuant to the liquidated damages provision of the LPAs. As of September 30, 2025 and December 31, 2024, our total risk of loss was as follows:

	September 30, 2025	December 31, 2024
Contract land deposits	$953,676	$785,272
Allowance for losses on contract land deposits	(85,368)	(58,597)
Contract land deposits, net	868,308	726,675
Contingent obligations in the form of letters of credit	4,015	8,722
Total risk of loss	$872,323	$735,397

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
As of September 30, 2025, we had an aggregate investment totaling approximately $66,500 in five JVs that are expected to produce approximately 7,300 finished lots, of which approximately 6,950 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional JV funding commitments totaling approximately $11,700 as of September 30, 2025. As of December 31, 2024, our aggregate investment in JVs totaled approximately $29,300. Investments in JVs for the respective periods are reported in the homebuilding "Other assets" line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of September 30, 2025.
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
As of September 30, 2025, we owned land with a carrying value of $38,017 that we intend to develop into approximately 2,300 finished lots. As of December 31, 2024, the carrying value of land under development was $65,394. None of the raw parcels had any indicators of impairment as of September 30, 2025.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table reflects the changes in our capitalized interest during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest capitalized, beginning of period	$556	$206	$333	$151
Interest incurred	7,288	7,121	22,277	20,963
Interest charged to interest expense	(7,182)	(7,046)	(21,621)	(20,770)
Interest charged to cost of sales	(3)	(14)	(330)	(77)
Interest capitalized, end of period	$659	$267	$659	$267

6.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average number of shares outstanding used to calculate basic EPS	2,873,501	3,074,230	2,923,371	3,128,709
Dilutive securities:
Stock options and restricted share units	177,219	215,694	171,816	205,984
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,050,720	3,289,924	3,095,187	3,334,693
The following non-qualified stock options ("Options") and restricted share units ("RSUs") issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2025 and 2024, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive securities	8,128	4,520	8,488	5,060

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
7.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended September 30, 2025 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, June 30, 2025	$206	$3,085,904	$15,680,266	$(14,921,245)	$(16,710)	$16,710	$3,845,131

Net income	—	—	342,688	—	—	—	342,688
Purchase of common stock for treasury	—	—	—	(278,094)	—	—	(278,094)
Equity-based compensation	—	17,356	—	—	—	—	17,356
Proceeds from Options exercised	—	39,681	—	—	—	—	39,681
Treasury stock issued upon Option exercise and RSU vesting	—	(10,961)	—	10,961	—	—	—
Balance, September 30, 2025	$206	$3,131,980	$16,022,954	$(15,188,378)	$(16,710)	$16,710	$3,966,762
A summary of changes in shareholders’ equity for the nine months ended September 30, 2025 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2024	$206	$3,031,637	$15,046,953	$(13,868,724)	$(16,710)	$16,710	$4,210,072

Net income	—	—	976,001	—	—	—	976,001
Purchase of common stock for treasury	—	—	—	(1,342,349)	—	—	(1,342,349)
Equity-based compensation	—	53,695	—	—	—	—	53,695
Proceeds from Options exercised	—	69,343	—	—	—	—	69,343
Treasury stock issued upon Option exercise and RSU vesting	—	(22,695)	—	22,695	—	—	—
Balance, September 30, 2025	$206	$3,131,980	$16,022,954	$(15,188,378)	$(16,710)	$16,710	$3,966,762

We repurchased 35,224 and 178,178 shares of our outstanding common stock during the three and nine months ended September 30, 2025, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 12,908 and 27,433 shares from the treasury account during the three and nine months ended September 30, 2025, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following table reflects the changes in our Warranty Reserve during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty Reserve, beginning of period	$127,440	$143,341	$133,095	$146,283
Provision	20,989	26,270	58,888	68,491
Payments	(23,578)	(25,672)	(67,132)	(70,835)
Warranty Reserve, end of period	$124,851	$143,939	$124,851	$143,939

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
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The following tables present certain segment financial data with reconciliations to the amounts reported for the consolidated company, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Homebuilding Mid Atlantic	$1,039,957	$1,147,893	$3,251,066	$3,299,047
Homebuilding North East	291,753	300,448	889,508	843,452
Homebuilding Mid East	508,798	501,190	1,371,160	1,352,137
Homebuilding South East	719,835	728,109	1,947,321	2,017,072
Mortgage Banking	49,162	55,311	152,296	167,163
Total consolidated revenues	$2,609,505	$2,732,951	$7,611,351	$7,678,871

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment cost of sales:
Homebuilding Mid Atlantic	$(796,238)	$(859,762)	$(2,481,372)	$(2,468,953)
Homebuilding North East	(215,063)	(222,197)	(655,666)	(621,623)
Homebuilding Mid East	(398,371)	(387,102)	(1,082,109)	(1,049,160)
Homebuilding South East	(590,149)	(568,679)	(1,582,472)	(1,557,935)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment selling, general & administrative expense:
Homebuilding Mid Atlantic	$(37,832)	$(38,448)	$(112,559)	$(113,287)
Homebuilding North East	(12,373)	(11,477)	(34,907)	(34,180)
Homebuilding Mid East	(21,215)	(20,917)	(61,645)	(59,185)
Homebuilding South East	(40,598)	(36,797)	(119,526)	(102,426)
Mortgage Banking	(21,910)	(25,106)	(70,633)	(71,971)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$(38,204)	$(35,976)	$(112,350)	$(104,872)
Homebuilding North East	(12,383)	(10,578)	(34,275)	(30,456)
Homebuilding Mid East	(12,917)	(11,929)	(36,157)	(32,850)
Homebuilding South East	(33,058)	(28,006)	(93,305)	(77,866)
Total	$(96,562)	$(86,489)	$(276,087)	$(246,044)

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other segment items, net:
Homebuilding Mid Atlantic	$458	$425	$1,579	$1,327
Homebuilding North East	30	50	379	283
Homebuilding Mid East	136	143	520	432
Homebuilding South East	842	462	2,102	2,091
Mortgage Banking (1)	5,954	5,951	16,074	16,854
(1) This item relates primarily to interest income received on mortgage loans closed and mortgage loans held for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment profit:
Homebuilding Mid Atlantic	$168,141	$214,132	$546,364	$613,262
Homebuilding North East	51,964	56,246	165,039	157,476
Homebuilding Mid East	76,431	81,385	191,769	211,374
Homebuilding South East	56,872	95,089	154,120	280,936
Mortgage Banking	33,206	36,156	97,737	112,046
Total segment profit	386,614	483,008	1,155,029	1,375,094
Reconciling items:
Contract land deposit allowance adjustment (2)	(18,634)	(3,079)	(39,904)	5,712
Equity-based compensation expense (3)	(17,356)	(19,223)	(53,695)	(54,465)
Corporate capital allocation (4)	96,562	86,489	276,087	246,044
Unallocated corporate overhead	(26,359)	(36,780)	(116,692)	(122,300)
Consolidation adjustments and other (5)	10,433	2,575	27,903	6,666
Corporate interest income	19,654	32,409	65,129	106,173
Corporate interest expense	(6,841)	(6,787)	(20,647)	(20,052)
Reconciling items sub-total	57,459	55,604	138,181	167,778
Consolidated profit before taxes	$444,073	$538,612	$1,293,210	$1,542,872

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets:
Homebuilding Mid Atlantic	$1,374,865	$1,337,659
Homebuilding North East	414,759	368,300
Homebuilding Mid East	442,667	396,854
Homebuilding South East	1,068,526	914,318
Mortgage Banking	487,877	485,409
Total segment assets	3,788,694	3,502,540
Reconciling items (1):
Cash and cash equivalents	1,932,167	2,561,339
Deferred taxes	150,262	142,192
Reorganization value and goodwill	49,368	49,368
Operating lease right-of-use assets	87,116	78,340
Finance lease right-of-use assets	38,516	37,638
Contract land deposit allowance	(85,368)	(58,597)
Consolidation adjustments and other	74,703	68,168
Reconciling items sub-total	2,246,764	2,878,448
Consolidated assets	$6,035,458	$6,380,988
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
Financial Instruments
The estimated fair values of our Senior Notes as of September 30, 2025 and December 31, 2024 were $850,950 and $811,161, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of September 30, 2025 and December 31, 2024 were $909,654 and $911,118, respectively.
Due to the short term nature of our cash equivalents, we believe that the differences between their carrying value and fair value are insignificant.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”), enters into contractual commitments to extend credit to our homebuyers with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by NVRM, and some of these commitments include a prepaid float down option. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sale contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and price for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sale contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings. As of September 30, 2025, there were contractual

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
commitments to extend credit to borrowers aggregating $1,714,602 and open forward delivery contracts aggregating $1,728,830, which hedge both the rate lock commitments and closed loans held for sale.
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
Mortgage loans held for sale are recorded at fair value when closed, and thereafter are carried at the lower of cost or fair value, net of deferred origination costs, until sold. Fair value is measured using Level 2 inputs. As of September 30, 2025, the fair value of loans held for sale of $341,579 included on the accompanying condensed consolidated balance sheet was increased by $8,899 from the aggregate principal balance of $332,680. As of December 31, 2024, the fair value of loans held for sale of $355,209 was increased by $2,720 from the aggregate principal balance of $352,489.
The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	September 30, 2025	December 31, 2024
Rate lock commitments:
Gross assets	$38,740	$34,935
Gross liabilities	1,098	25,739
Net rate lock commitments	$37,642	$9,196
Forward sales contracts:
Gross assets	$1,734	$6,822
Gross liabilities	3,728	1,122
Net forward sales contracts	$(1,994)	$5,700
As of September 30, 2025, the net rate lock commitments are reported in mortgage banking "Other assets" and the net forward sales contracts are reported in mortgage banking "Accounts payable and other liabilities" on the

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
accompanying condensed consolidated balance sheets. As of December 31, 2024, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets".
The fair value measurement as of September 30, 2025 was as follows:

	Notional or Principal Amount	Assumed Gain From Loan Sale	Interest Rate Movement Effect	Servicing Rights Value	Security Price Change	Total Fair Value Measurement
Rate lock commitments	$1,714,602	$4,693	$11,660	$21,289	$—	$37,642
Forward sales contracts	$1,728,830	—	—	—	(1,994)	(1,994)
Mortgages held for sale	$332,680	793	3,461	4,645	—	8,899
Total fair value measurement		$5,486	$15,121	$25,934	$(1,994)	$44,547

The total fair value measurement as of December 31, 2024 was a net gain of $17,616. NVRM recorded a fair value adjustment to expense of $1,043 for the three months ended September 30, 2025, and recorded a fair value adjustment to income of $26,930 for the nine months ended September 30, 2025. NVRM recorded a fair value adjustment to income of $17,529 and $14,027 for the three and nine months ended September 30, 2024, respectively. Unrealized gains/losses from the change in the fair value measurements are included in earnings as a component of mortgage banking fees in the accompanying condensed consolidated statements of income. The fair value measurement will be impacted in the future by the change in the value of the servicing rights, interest rate movements, security price fluctuations, and the volume and product mix of NVRM’s closed loans and locked loan commitments.
11.    Debt
As of September 30, 2025, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of September 30, 2025.
Credit Agreement
On March 11, 2025, we entered into the Second Amended and Restated Credit Agreement ("Amended Credit Agreement") providing for a $300,000 senior unsecured revolving credit facility among the lenders and Bank of America, N.A. as Administrative Agent. The Amended Credit Agreement replaced the Company's previous credit agreement dated February 12, 2021 and most recently amended December 9, 2022, that contained substantially similar terms, and extends the maturity date from February 11, 2026 to March 11, 2030. The Amended Credit Agreement has an uncommitted accordion feature allowing the Company to increase the commitment by an additional $300,000, subject to certain conditions and availability of additional Lender commitments. Additionally, the Amended Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $10,200 was outstanding as of September 30, 2025.
The Amended Credit Agreement contains financial covenants that are substantially similar to those set forth in the prior Credit Agreement, including a maximum leverage ratio, interest coverage ratio/minimum liquidity and a minimum tangible net worth. There were no borrowings outstanding under the Facility as of September 30, 2025.
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
Effective July 14, 2025, NVRM entered into the Fourth Amendment to Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer, which extended the term of the Repurchase Agreement through July 10, 2026. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. As of September 30, 2025, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease right-of-use ("ROU") assets and finance lease liabilities were $38,516 and $41,709, respectively, as of September 30, 2025, and $37,638 and $40,036, respectively, as of December 31, 2024. Our leases have remaining lease terms of up to 14.9 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease expense
Operating lease expense	$10,835	$10,078	$31,699	$28,939
Finance lease expense:
Amortization of ROU assets	1,457	983	4,207	2,313
Interest on lease liabilities	469	350	1,391	703
Short-term lease expense	7,979	8,320	24,666	24,399
Total lease expense	$20,740	$19,731	$61,963	$56,354

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,342	$8,153	$24,659	$23,466
Operating cash flows from finance leases	469	350	1,391	703
Financing cash flows from finance leases	1,193	752	3,412	1,808

ROU assets obtained in exchange for lease obligations:
Operating leases	$8,786	$9,060	$32,204	$22,551
Finance leases	$2,658	$2,184	$5,085	$20,041

			September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases			5.6	6.0
Finance leases			8.8	9.6

Weighted-average discount rate:
Operating leases			4.6%	4.5%
Finance leases			4.8%	4.7%

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
14.    Income Taxes
Our effective tax rate for the three and nine month periods ended September 30, 2025 was 22.8% and 24.5%, respectively, compared to 20.3% and 20.6% for the three and nine months ended September 30, 2024, respectively. The increase in the effective tax rate in each period in 2025 is primarily attributable to recognizing a lower income tax benefit related to excess tax benefits from stock option exercises, which totaled $13,436 and $19,655 for the three and nine months ended September 30, 2025, respectively, compared to $23,128 and $73,736 for the three and nine months ended September 30, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law, implementing several changes to U.S. federal tax law. The Company has evaluated the provisions of the Act and does not expect the Act to have a material impact on its consolidated financial statements.

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
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Business Environment and Current Outlook
During the third quarter of 2025, demand for new homes continued to be negatively impacted by affordability issues, rising resale and new home inventory, declining consumer confidence and economic volatility. We expect that affordability issues, interest rate volatility and economic volatility may continue to weigh on demand and home prices. We also expect to continue to face margin pressure due to affordability issues and cost pressures. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
As of September 30, 2025, we controlled approximately 175,300 lots as described below.
Lot Purchase Agreements
We controlled approximately 166,050 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $907,600 and $4,000, respectively. Included in the number of controlled lots are approximately 15,000 lots for which we have recorded a contract land deposit impairment allowance of approximately $85,400 as of September 30, 2025.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $66,500 in five JVs, expected to produce approximately 7,300 lots. Of the lots to be produced by the JVs, approximately 6,950 lots were controlled by us and approximately 350 were either under contract with unrelated parties or currently not under contract. We had additional JV funding commitments totaling approximately $11,700 as of September 30, 2025.
Land Under Development
We owned land with a carrying value of approximately $38,000 that we intend to develop into approximately 2,300 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.

Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 47,100 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. As of September 30, 2025, these properties are controlled with deposits in cash totaling approximately $46,100, of which approximately $10,400 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the third quarter of 2025 totaled $2,609,505, a 5% decrease from the third quarter of 2024. Net income for the third quarter ended September 30, 2025 was $342,688, or $112.33 per diluted share. For the third quarter ended September 30, 2025, net income decreased 20% and diluted earnings per share decreased 14% when compared to net income and diluted earnings per share for the third quarter of 2024, respectively. Our homebuilding gross profit margin percentage decreased to 21.0% in the third quarter of 2025 from 23.4% in the third quarter of 2024. New orders, net of cancellations (“New Orders”) decreased by 16% in the third quarter of 2025 compared to the third quarter of 2024. The New Order cancellation rate for the third quarter of 2025 increased to 19.4% from 14.5% in the same period in 2024. The average sales price for New Orders in the third quarter of 2025 was $464.8, an increase of 3% compared to the third quarter of 2024.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Financial Data:
Revenues	$2,560,343	$2,677,640	$7,459,055	$7,511,708
Cost of sales	$2,021,398	$2,051,087	$5,856,756	$5,724,916
Gross profit margin percentage	21.0%	23.4%	21.5%	23.8%
Selling, general and administrative expenses	$142,736	$149,777	$457,023	$443,493
Operating Data:
New orders (units)	4,735	5,650	15,459	17,766
Average new order price	$464.8	$450.7	$456.8	$454.7
Settlements (units)	5,639	5,908	16,247	16,656
Average settlement price	$454.0	$453.2	$459.1	$451.0
Backlog (units)			9,165	11,339
Average backlog price			$479.5	$469.5
New order cancellation rate	19.4%	14.5%	17.1%	13.5%

Consolidated Homebuilding - Three Months Ended September 30, 2025 and 2024
Homebuilding revenues decreased 4% in the third quarter of 2025 compared to the same period in 2024, as a result of a 5% decrease in the number of units settled. The decrease in the number of units settled was primarily attributable to a 13% lower backlog balance entering the third quarter of 2025 compared to the backlog unit balance entering the third quarter of 2024, offset partially by a higher backlog turnover rate. The gross profit margin percentage in the third quarter of 2025 decreased to 21.0%, from 23.4% in the third quarter of 2024. Gross profit margin was negatively impacted by higher lot costs, pricing pressure due to continued affordability challenges and contract land deposit impairments totaling approximately $18,900 in the third quarter of 2025, compared to approximately $3,900 in impairment charges in the third quarter of 2024.

The number of New Orders decreased 16% while the average sales price increased 3% in the third quarter of 2025 compared to the third quarter of 2024. New Orders were negatively impacted by a 21% lower sales absorption rate, due to weaker demand in each of our segments, offset partially by a 7% increase in the average number of active communities.
Selling, general and administrative (“SG&A”) expense in the third quarter of 2025 decreased by approximately $7,000, or 5%, compared to the third quarter of 2024, and as a percentage of revenue remained flat at 5.6% quarter over quarter. The decrease in SG&A expense was primarily attributable to a decrease in incentive compensation expense based on current year company performance, offset partially by higher overhead costs associated with increased headcount quarter over quarter.
Consolidated Homebuilding - Nine Months Ended September 30, 2025 and 2024
Homebuilding revenues decreased 1% in the first nine months of 2025 compared to the same period in 2024, as a result of a 2% decrease in the number of units settled. The decrease in settlements was attributable to a 3% lower backlog unit balance entering 2025 compared to the backlog unit balance entering 2024. Gross profit margin percentage in the first nine months of 2025 decreased to 21.5% from 23.8% in the first nine months of 2024. Gross profit margin was negatively impacted by higher lot costs, pricing pressure due to continued affordability challenges and contract land deposit impairments totaling approximately $40,100 in the first nine months of 2025. In the first nine months of 2024, the Company recorded an approximate $4,900 expense reversal related to previously impaired lot deposits.
The number of New Orders decreased 13% in the first nine months of 2025 compared to the same period in 2024. New Orders were negatively impacted by a 13% lower sales absorption, due to weaker demand.
SG&A expense in the first nine months of 2025 increased by approximately $13,500, or 3%, compared to the same period in 2024, and as a percentage of revenue increased to 6.1% in 2025 from 5.9% in 2024. The increase in SG&A expense was primarily attributable to a $6,000 increase in sales and marketing costs driven by higher model home related expenses and increased advertising expenses.
Our backlog represents homes sold but not yet settled with our customers. As of September 30, 2025, our backlog decreased on a unit basis by 19% to 9,165 units and on a dollar basis by 17% to $4,394,695 when compared to 11,339 units and $5,323,366, respectively, as of September 30, 2024. The decrease in the number of backlog units was primarily attributable to a 13% decrease in New Orders year over year, coupled with a 3% lower backlog unit balance entering 2025 compared to the backlog unit balance entering 2024. Backlog dollars were lower primarily due to the decrease in backlog units in 2025.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Our cancellation rate was approximately 17% and 14% in the first nine months of 2025 and 2024, respectively, calculated as the total of all cancellations during the period as a percentage of gross sales during the same period.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2025 or future years. Other than units that are cancelled, we expect to settle substantially all of our September 30, 2025 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve as of September 30, 2025 and December 31, 2024 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $4,000 and $8,700 as of September 30, 2025 and December 31, 2024, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2025 and 2024.
Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Mid Atlantic	$1,039,957	$1,147,893	$3,251,066	$3,299,047
North East	291,753	300,448	889,508	843,452
Mid East	508,798	501,190	1,371,160	1,352,137
South East	719,835	728,109	1,947,321	2,017,072

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit margin:
Mid Atlantic	$243,719	$288,131	$769,694	$830,097
North East	76,690	78,251	233,842	221,829
Mid East	110,427	114,087	289,051	302,977
South East	129,686	159,431	364,849	459,137

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit margin percentage:
Mid Atlantic	23.4%	25.1%	23.7%	25.2%
North East	26.3%	26.0%	26.3%	26.3%
Mid East	21.7%	22.8%	21.1%	22.4%
South East	18.0%	21.9%	18.7%	22.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment profit:
Mid Atlantic	$168,141	$214,132	$546,364	$613,262
North East	51,964	56,246	165,039	157,476
Mid East	76,431	81,385	191,769	211,374
South East	56,872	95,089	154,120	280,936
Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,714	$529.7	2,206	$514.7	5,510	$525.1	6,785	$522.2
North East	433	$647.1	536	$616.4	1,234	$664.6	1,541	$617.2
Mid East	931	$431.9	1,105	$400.2	3,101	$425.0	3,630	$404.8
South East	1,657	$368.6	1,803	$354.1	5,614	$361.8	5,810	$363.9
Total	4,735	$464.8	5,650	$450.7	15,459	$456.8	17,766	$454.7

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	2,008	$517.9	2,229	$514.9	6,159	$527.8	6,394	$515.9
North East	420	$694.6	495	$606.9	1,365	$651.7	1,445	$583.6
Mid East	1,200	$423.8	1,219	$411.1	3,295	$416.1	3,343	$404.5
South East	2,011	$357.9	1,965	$370.5	5,428	$358.8	5,474	$368.5
Total	5,639	$454.0	5,908	$453.2	16,247	$459.1	16,656	$451.0

	As of September 30,
	2025		2024
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,419	$539.7	4,485	$531.4
North East	924	$676.0	1,124	$646.5
Mid East	1,851	$431.3	2,263	$411.5
South East	2,971	$379.1	3,467	$369.8
Total	9,165	$479.5	11,339	$469.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
New order cancellation rate:
Mid Atlantic	19.3%	12.4%	17.4%	12.2%
North East	17.4%	12.3%	14.8%	13.8%
Mid East	17.9%	16.5%	16.8%	15.1%
South East	20.8%	16.5%	17.4%	13.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average active communities:
Mid Atlantic	125	146	122	152
North East	34	32	28	32
Mid East	100	98	96	100
South East	191	146	180	143
Total	450	422	426	427
Homebuilding Inventory:

	September 30, 2025	December 31, 2024
Sold inventory:
Mid Atlantic	$772,130	$845,686
North East	233,445	229,152
Mid East	306,728	276,459
South East	466,054	402,967
Total (1)	$1,778,357	$1,754,264

	September 30, 2025	December 31, 2024
Unsold lots and housing units inventory:
Mid Atlantic	$116,211	$100,897
North East	50,122	17,198
Mid East	31,290	23,091
South East	119,620	99,369
Total (1)	$317,243	$240,555
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	September 30, 2025	December 31, 2024
Total lots controlled:
Mid Atlantic	58,200	50,900
North East	18,700	17,000
Mid East	26,100	24,100
South East	72,300	70,400
Total	175,300	162,400

	September 30, 2025	December 31, 2024
Contract land deposits, net:
Mid Atlantic	$339,679	$258,333
North East	109,180	105,062
Mid East	79,856	65,147
South East	343,608	306,855
Total	$872,323	$735,397

Mid Atlantic
Three Months Ended September 30, 2025 and 2024
The Mid Atlantic segment had an approximate $46,000, or 21%, decrease in segment profit in the third quarter of 2025 compared to the third quarter of 2024. This decrease was due primarily to a 9% decrease in segment revenues, coupled with a decrease in gross profit margins to 23.4% in the third quarter of 2025 from 25.1% in the same period of 2024. Segment revenues decreased due to a 10% decrease in the number of units settled in the third quarter of 2025 when compared to the third quarter of 2024. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due primarily to continued affordability challenges.
Segment New Orders decreased 22% while the average sales price of New Orders increased 3%, in the third quarter of 2025 compared to the third quarter of 2024. New Orders were lower primarily due to a 14% decrease in the average number of active communities, coupled with a 9% lower sales absorption rate. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Nine Months Ended September 30, 2025 and 2024
The Mid Atlantic segment had an approximate $66,900, or 11%, decrease in segment profit in the first nine months of 2025 compared to the first nine months of 2024. This decrease was due primarily to a decrease in gross profit margins to 23.7% in the first nine months of 2025 from 25.2% in the first nine months of 2024, coupled with an approximate $48,000, or 1% decrease in segment revenues. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due primarily to continued affordability challenges.
Segment New Orders decreased 19% while the average sales price of New Orders remained relatively flat, in the first nine months of 2025 compared to the first nine months of 2024. New Orders were lower primarily due to a 20% decrease in the average number of active communities year over year.
North East
Three Months Ended September 30, 2025 and 2024
The North East segment had an approximate $4,300, or 8%, decrease in segment profit in the third quarter of 2025 compared to the third quarter of 2024, due primarily to a decrease in segment revenues of approximately $8,700, or 3%. Segment revenues decreased due to a 15% decrease in the number of units settled, offset by a 14% increase in the average settlement price quarter over quarter. The decrease in the number of settlements is attributable to a 16% lower backlog unit balance entering the third quarter of 2025 compared to the backlog unit balance entering the third quarter of 2024. The increase in the average settlement price is attributable primarily to a 9% higher average price of units in backlog entering the third quarter of 2025 compared to backlog entering the third quarter of 2024. The segment's gross profit margin percentage remained relatively flat quarter over quarter.
Segment New Orders decreased 19% while the average sales price of New Orders increased 5%, in the third quarter of 2025 compared to the third quarter of 2024. New Orders were lower primarily due to a 23% lower sales absorption rate, offset partially by a 5% increase in the average number of active communities. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Nine Months Ended September 30, 2025 and 2024
The North East segment had an approximate $7,600, or 5%, increase in segment profit in the first nine months of 2025 compared to the first nine months of 2024, due primarily to an increase in segment revenue of approximately $46,100, or 5%. Segment revenues were favorably impacted by a 12% increase in the average settlement price year over year, offset by a 6% decrease in the number of units settled. The increase in the average settlement price was primarily attributable to a 9% higher average sales price of units in backlog entering 2025 compared to backlog entering 2024, coupled with a 13% increase in in the average sales price of New Orders in the first quarter of 2025 compared to the same period in 2024. The decrease in the number of units settled was driven by the 28% decrease in the number of New Orders in the first quarter of 2025 compared to the same period in 2024. The segment's gross profit margin percentage remained relatively flat year over year.

Segment New Orders decreased 20% while the average sales price of New Orders increased 8% in the first nine months of 2025 compared to the first nine months of 2024. New Orders were lower primarily due to a 14% decrease in the average number of active communities, coupled with a 7% lower sales absorption rate year over year due to weaker demand. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Mid East
Three Months Ended September 30, 2025 and 2024
The Mid East segment had an approximate $5,000, or 6%, decrease in segment profit in the third quarter of 2025 compared to the third quarter of 2024, due primarily to a decrease in gross profit margins, which offset an increase in segment revenues of approximately $7,600, or 2%. The segment's gross profit margin percentage decreased to 21.7% in the third quarter of 2025 from 22.8% in the third quarter of 2024. Gross profit margin was negatively impacted by higher lot and certain operating costs, as well as by pricing pressure due primarily to continued affordability challenges.
Segment New Orders decreased 16% while the average sales price of New Orders increased 8% in the third quarter of 2025 compared to the third quarter of 2024. New Orders were negatively impacted by a 17% lower sales absorption rate quarter over quarter. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.
Nine Months Ended September 30, 2025 and 2024
The Mid East segment had an approximate $19,600, or 9%, decrease in segment profit in the first nine months of 2025 compared to the first nine months of 2024, due primarily to a decrease in gross profit margins to 21.1% in the first nine months of 2025 from 22.4% in the first nine months of 2024. Gross profit margin was negatively impacted by higher lot and certain operating costs, as well as by pricing pressure due primarily to continued affordability challenges.
Segment New Orders decreased 15% while the average sales price of New Orders increased 5% in the first nine months of 2025 compared to the first nine months of 2024. New Orders were negatively impacted by an 11% lower sales absorption rate due to weaker demand and a 4% decrease in the average number of active communities year over year. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment year over year.
South East
Three Months Ended September 30, 2025 and 2024
The South East segment had an approximate $38,200, or 40%, decrease in segment profit in the third quarter of 2025 compared to the third quarter of 2024. The decrease in segment profit was primarily due to a decrease in the segment's gross profit margin percentage, a decrease in segment revenues and an increase in SG&A expenses. The segment's gross profit margin percentage decreased to 18.0% in the third quarter of 2025 from 21.9% in the third quarter of 2024. Gross profit margins were negatively impacted by higher lot costs, an increase in certain operating costs, and pricing pressure attributable to continued affordability challenges. Additionally, gross profit margins in the third quarter of 2025 were impacted by a $9,000 increase in contract land deposit impairment charges when compared to the third quarter of 2024. SG&A expenses were 10% higher quarter over quarter, resulting primarily from higher personnel and marketing costs attributable to a 31% increase in the average number of active communities quarter over quarter.
Segment New Orders decreased 8% while the average sales price of New Orders increased 4% in the third quarter of 2025 compared to the third quarter of 2024. New Orders were negatively impacted by a 30% lower absorption rate, offset partially by the aforementioned increase in the average number of active communities within the segment quarter over quarter. Absorption rates continue to be negatively impacted by rising resale and new home inventory in several of the markets within the segment. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segment.

Nine Months Ended September 30, 2025 and 2024
The South East segment had an approximate $126,800, or 45%, decrease in segment profit in the first nine months of 2025 compared to the first nine months of 2024. The decrease in segment profit was primarily due to a decrease in the segment's gross profit margin percentage, a decrease in segment revenues and an increase in SG&A expenses. The segment's gross profit margin percentage decreased to 18.7% in the first nine months of 2025 from 22.8% in the first nine months of 2024. Gross profit margins were negatively impacted by higher lot costs, an increase in certain operating costs, and by pricing pressure attributable to continued affordability challenges. Segment revenues decreased by approximately $69,800, or 3%, due to a 3% decrease in the average settlement price. The decrease in the average settlement price is primarily attributable to a 4% decrease in the average sales price of New Orders in the first quarter of 2025 compared to the same period in 2024. SG&A expenses were 17% higher year over year, resulting primarily from higher personnel and marketing costs attributable to a 26% increase in the average number of active communities quarter over quarter.
Segment New Orders decreased 3% while the average sales price of New Orders remained flat during the first nine months of 2025 compared to the first nine months of 2024. New Orders were negatively impacted by a 23% lower absorption rate due to weaker demand, offset partially by the aforementioned increase in the average number of active communities within the segment year over year. Absorption rates continue to be negatively impacted by rising resale and new home inventory in several of the markets within the segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Homebuilding consolidated gross profit:
Mid Atlantic	$243,719	$288,131	$769,694	$830,097
North East	76,690	78,251	233,842	221,829
Mid East	110,427	114,087	289,051	302,977
South East	129,686	159,431	364,849	459,137
Consolidation adjustments and other	(21,577)	(13,347)	(55,137)	(27,248)
Homebuilding consolidated gross profit	$538,945	$626,553	$1,602,299	$1,786,792

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Homebuilding consolidated income before taxes:
Mid Atlantic	$168,141	$214,132	$546,364	$613,262
North East	51,964	56,246	165,039	157,476
Mid East	76,431	81,385	191,769	211,374
South East	56,872	95,089	154,120	280,936
Reconciling items:
Contract land deposit reserve adjustment (1)	(18,634)	(3,079)	(39,904)	5,712
Equity-based compensation expense	(16,869)	(18,012)	(50,813)	(51,410)
Corporate capital allocation (2)	96,562	86,489	276,087	246,044
Unallocated corporate overhead	(26,359)	(36,780)	(116,692)	(122,300)
Consolidation adjustments and other	10,433	2,575	27,903	6,666
Corporate interest income	19,654	32,409	65,129	106,173
Corporate interest expense	(6,841)	(6,787)	(20,647)	(20,052)
Reconciling items sub-total	57,946	56,815	141,063	170,833
Homebuilding consolidated income before taxes	$411,354	$503,667	$1,198,355	$1,433,881

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

(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Corporate capital allocation charge:
Mid Atlantic	$38,204	35,976	$112,350	104,872
North East	12,383	10,578	34,275	30,456
Mid East	12,917	11,929	36,157	32,850
South East	33,058	28,006	93,305	77,866
Total	$96,562	$86,489	$276,087	$246,044

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2025 and 2024
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment's customers. NVRM sells almost all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loan closing volume:
Total principal	$1,539,781	$1,656,507	$4,527,982	$4,564,597

Loan volume mix:
Adjustable rate mortgages	7%	2%	5%	2%
Fixed-rate mortgages	93%	98%	95%	98%

Operating profit:
Segment profit	$33,206	$36,156	$97,737	$112,046
Equity-based compensation expense	(487)	(1,211)	(2,882)	(3,055)
Mortgage banking income before tax	$32,719	$34,945	$94,855	$108,991

Capture rate:	86%	86%	86%	86%

Mortgage banking fees:
Net gain on sale of loans	$38,776	$43,896	$121,295	$135,046
Title services	10,340	11,316	30,689	31,875
Servicing fees	46	99	312	242
	$49,162	$55,311	$152,296	$167,163

Loan closing volume for the three and nine months ended September 30, 2025 decreased by approximately $116,700, or 7%, and $36,600, or 1%, respectively, from the same periods in 2024. The decrease in loan closing volume during the three and nine months ended September 30, 2025 was primarily attributable to a lower number of loans closed in the respective periods resulting from fewer homebuilder settlements.

Segment profit for the three months ended September 30, 2025 decreased by approximately $3,000, or 8%, from the same period in 2024. This decrease was primarily due to a reduction of approximately $6,100, or 11%, in mortgage banking fees, driven by lower gains on loan sales. This was partially offset by a $3,200 decline in SG&A expenses compared to the same period in the prior year.

Segment profit for the nine months ended September 30, 2025 decreased by approximately $14,300, or 13%, from the same period in 2024. This decrease was primarily attributable to a decrease of approximately $14,900, or 9%, in mortgage banking fees due to a decrease in gains on sales of loans.
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
Effective Tax Rate
Our effective tax rate for the three and nine month periods ended September 30, 2025 was 22.8% and 24.5%, respectively, compared to 20.3% and 20.6% for the three and nine months ended September 30, 2024, respectively. The increase in the effective tax rate in the three and nine month periods ended September 30, 2025 compared to the same periods in 2024 was primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $13,400 and $19,700 for the three and nine months ended September 30, 2025, respectively, and approximately $23,100 and $73,700 for the three and nine months ended September 30, 2024, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law, implementing several changes to U.S. federal tax law. The Company has evaluated the provisions of the Act and does not expect the Act to have a material impact on its consolidated financial statements.
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of September 30, 2025, we had approximately $2,000,000 in cash and cash equivalents, approximately $289,800 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
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

(ii) Payment obligations totaling approximately $640,900 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 13 of this Quarterly Report on Form 10-Q for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2025. For the nine months ended September 30, 2025, we repurchased 178,178 shares of our common stock at an aggregate purchase price of $1,331,212. As of September 30, 2025, we had approximately $1,036,980 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of September 30, 2025, we had $900,000 of unsecured 3% senior notes outstanding, which mature in May 2030.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") which provides for aggregate revolving loan commitments of $300,000, and a $100,000 sublimit for the issuance of letters of credit of which there was approximately $10,200 outstanding as of September 30, 2025. There were no borrowings outstanding under the Credit Agreement as of September 30, 2025.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the "Repurchase Agreement") which provides for aggregate borrowings up to $150,000. There were no borrowings outstanding under the Repurchase Agreement as of September 30, 2025.
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Note 11 to the condensed consolidated financial statements included herein, and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Cash Flows
For the nine months ended September 30, 2025, cash, restricted cash, and cash equivalents decreased by $641,063.
Net cash provided by operating activities was $681,592 for the nine months ended September 30, 2025, due primarily to cash provided by earnings. Cash was primarily used to fund the increase of $181,771 in contract land deposits, an increase in inventory of $72,718, and a decrease in accounts payables and accrued expenses of $81,116.
Net cash used in investing activities for the nine months ended September 30, 2025 was $57,374. Cash was used primarily for investments in unconsolidated joint ventures totaling $37,281 and purchases of property, plant and equipment of $20,808.
Net cash used in financing activities was $1,265,281 for the nine months ended September 30, 2025.  Cash was used to repurchase 178,178 shares of our common stock at an aggregate purchase price of $1,331,212 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $69,343.

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the nine months ended September 30, 2025. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2025, we had two share repurchase authorizations outstanding. On each of May 6, 2025 and August 8, 2025, we publicly announced that our Board of Directors had approved repurchase authorizations in the amount of up to $750 million per authorization. Each share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased the following shares of our common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2025	16,473	$7,536.77	16,473	$439,232
August 1 - 31, 2025	—	$—	—	$1,189,232
September 1 - 30, 2025	18,751	$8,119.65	18,751	$1,036,980
Total	35,224	$7,847.06	35,224

Item 5.    Other Information
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Extension of Employment Agreement between NVR, Inc. and Paul C. Saville dated November 5, 2025. Filed herewith.
10.2	Extension of Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 5, 2025. Filed herewith.
10.3	Extension of Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 5, 2025. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: November 5, 2025	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer