Form 10-K
period 2025-12-31
NVR INC
filed 2026-02-11
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of NVR, Inc. on June 30, 2025, the last business day of NVR, Inc.’s most recently completed second fiscal quarter, was approximately $20,284,815,000.
As of February 9, 2026 there were 2,793,760 total shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of NVR, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to April 30, 2026 are incorporated by reference into Part III of this report.

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
We are one of the largest homebuilders in the United States. We operate in thirty-seven metropolitan areas in sixteen states, and Washington, D.C. Our homebuilding operations include the construction and sale of single-family detached homes, townhomes and condominium buildings under three trade names: Ryan Homes, NVHomes and Heartland Homes. Our Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-seven metropolitan areas located in Maryland, Virginia, Washington, D.C., Delaware, West Virginia, Pennsylvania, Ohio, New York, New Jersey, Indiana, Illinois, North Carolina, South Carolina, Georgia, Florida, Tennessee and Kentucky. Our NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware, New Jersey, and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area.
We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished building lots from various third-party land developers pursuant to fixed price lot purchase agreements (“LPAs”) that require deposits that may be forfeited if we fail to perform under the LPAs. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts and typically range up to 10% of the aggregate purchase price of the finished lots.
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
In addition to constructing homes primarily on a pre-sold basis and utilizing what we believe is a conservative lot acquisition strategy, we focus on obtaining and maintaining a leading market position in each market we serve. This strategy allows us to gain valuable efficiencies and competitive advantages in our markets, which we believe contributes to minimizing the adverse effects of regional economic cycles and provides growth opportunities within these markets. Our continued success is contingent upon our ability to control an adequate supply of finished lots on which to build. As a result, in certain specific strategic circumstances we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire control of raw ground, we generally sell the raw parcel to a developer and enter into an LPA with the developer to purchase the finished lots or, on a limited basis, hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using LPAs with forfeitable deposits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K for additional discussion of lots controlled. In addition, see Notes 3, 4 and 5 in the accompanying consolidated financial statements included herein for additional information regarding LPAs, joint ventures and land under development, respectively.
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

Homebuilding
Products
We offer single-family detached homes, townhomes and condominiums with many different home designs. These home designs have a variety of elevations and numerous other options. Our homes combine traditional, transitional, cottage or urban exterior designs with contemporary interior designs and amenities, generally include two to five bedrooms and range from approximately 900 to 7,000 finished square feet. During 2025, the prices at which we settled homes ranged from approximately $170,000 to $2.3 million. The average price of homes settled was $460,600 and $450,700 in 2025 and 2024, respectively.
Markets
Our four reportable homebuilding segments operate in the following geographic regions:

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C.
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Tennessee, Florida, Georgia and Kentucky

Backlog
Backlog, which represents homes sold but not yet settled with the customer, totaled 8,448 units and approximately $4.0 billion as of December 31, 2025 compared to 9,953 units and approximately $4.8 billion as of December 31, 2024. The average price of homes in backlog decreased to $474,400 as of December 31, 2025 from $481,400 as of December 31, 2024. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as the customer’s failure to obtain mortgage financing, inability to sell an existing home, job loss or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Expressed as the total of all cancellations during the period as a percentage of gross sales during the period, our cancellation rate was approximately 17%, 14% and 13% in 2025, 2024, and 2023, respectively. During the four quarters of each of 2025, 2024 and 2023, approximately 6%, 5% and 4% of a reporting quarter’s opening backlog, respectively, cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future periods. Other than those units that are cancelled, we expect to settle substantially all of our December 31, 2025 backlog during 2026. See “Risk Factors” in Item 1A and “Seasonality” in Item 7 of this Form 10-K.
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
Sales and Marketing
Our preferred marketing method is for customers to visit a furnished model home featuring many built-in options and a landscaped lot. The garages of these model homes are usually converted into temporary sales centers. Sales representatives are compensated predominantly on a commission basis.
Regulation
We, in addition to our subcontractors, developers and vendors must comply with various federal, state and local zoning, building, environmental, advertising and consumer credit statutes, rules and regulations, as well as other regulations and requirements in connection with our construction and sales activities. All of these regulations have increased the cost to produce and market our products, and in some instances, have delayed our developers’ ability to deliver finished lots to us. Counties and cities in which we build homes have at times declared moratoriums on the issuance of building permits and imposed other restrictions in the areas in which sewage treatment facilities and other public facilities do not reach minimum standards. In addition, our homebuilding operations are regulated in certain areas by restrictive zoning and density requirements that limit the number, design and size of homes that can be built within the boundaries of a particular area. To date, restrictive zoning laws and the imposition of moratoriums have not had a material adverse effect on our construction activities.
Competition and Market Factors
The housing industry is highly competitive. We compete with numerous homebuilders of varying size, ranging from local to national in scope, some of which have greater financial resources than we do. We also compete with the home resale market. Our homebuilding operations compete primarily on the basis of price, location, design, quality, service and reputation. Historically, we have been one of the market leaders in each of the markets where we build homes.
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
Mortgage Banking
We provide a number of mortgage related services to our homebuilding customers through our mortgage banking operations. Our mortgage banking operations also include separate subsidiaries that broker title insurance and perform title searches for which they receive commissions and fees. Because NVRM originates mortgage loans exclusively for our homebuilding customers, NVRM is dependent on our homebuilding segment. In 2025, NVRM closed approximately 16,400 loans with an aggregate principal amount of approximately $6.0 billion as compared to approximately 17,300 loans with an aggregate principal amount of approximately $6.3 billion in 2024. NVRM’s mortgage loans in process that had not closed had an aggregate principal balance of approximately $2.1 billion as of December 31, 2025 compared to approximately $2.9 billion as of December 31, 2024.
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

Human Capital
As of December 31, 2025, we had approximately 6,300 full time employees, of whom approximately 5,320 worked in our homebuilding operations, and approximately 980 worked in our mortgage banking operations, compared to December 31, 2024, when we had approximately 7,000 full time employees, of whom approximately 5,930 worked in our homebuilding operations, and approximately 1,070 worked in our mortgage banking operations. None of our employees are covered by collective bargaining agreements.
Our employees are our most important asset. We are committed to continually developing an inclusive culture that attracts a diverse workforce and enables them to contribute to the success of the company by emphasizing their unique perspectives and backgrounds. All of our employees must adhere to our code of ethics and standards of business conduct that sets standards for appropriate behavior in the workplace. Our compensation philosophy has been consistent for over 30 years and is designed to motivate and retain highly qualified and experienced employees.
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
Forward-Looking Statements
Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” "could," or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward looking statements. Forward-looking statements contained in this document include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, and projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; the economic impact of a major epidemic or pandemic; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control as well as risks and uncertainties identified under Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations. We undertake no obligation to update such forward-looking statements except as required by law.

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
Demand for new homes is sensitive to economic changes driven by conditions such as employment levels, job and wage growth, and consumer confidence. If the economy suffers a downturn, our sales may decline which could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
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
If our ability to sell mortgages to investors is impaired, we may be required to fund these commitments ourselves, or we may not be able to originate loans at all. Our mortgage banking business sells all of the loans it originates into the secondary market, usually within 30 days from the date of closing, and has up to $150 million available under a repurchase agreement to fund mortgage closings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Form 10-K for more information about the repurchase agreement. In the event that disruptions to the secondary markets tighten or eliminate the available liquidity for mortgage loans in the secondary markets, or the underwriting requirements imposed by secondary market investors and federal agencies become more stringent, our ability to sell future mortgages could be adversely impacted. In such circumstances, we could be required, among other things, to fund our commitments to our buyers with our own financial resources, which are limited, or require our home buyers to find another source of financing. The result of such secondary market disruption could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
The homebuilding business has from time to time experienced building material and labor shortages, including fluctuating lumber prices and supply. In addition, strong construction market conditions could restrict the labor force available to our subcontractors and us in one or more of our markets. We may also be adversely impacted by governmental policy initiatives which could impact labor availability or construction costs. Significant increases in costs resulting from these market conditions, or delays in construction of homes, could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
We rely on subcontractors to construct our homes. The failure of our subcontractors to properly construct our homes may be costly.
We engage subcontractors to perform the actual construction of our homes. Despite our quality control efforts, we may discover that our subcontractors have engaged in improper construction practices. The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law, and/or could adversely affect our reputation with customers. The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repairs from subcontractors, suppliers and insurers.
Product liability litigation and warranty claims may adversely impact our operations.
Construction defect and home warranty claims are common and can represent a substantial risk for our homebuilding operations. The cost of construction defect and product liability claims can be high.Significant increases in claims could have a material adverse effect on our financial results.
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
Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers, some of which is processed and stored on third-party vendor platforms. This information is entitled to protection under a number of federal and state laws. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses.
We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data, including through the use of encryption and authentication technologies. Additionally, we have continued to elevate our monitoring capabilities to enhance early detection and rapid response to potential security anomalies. Our management team regularly reviews our response readiness and completes tabletop exercises on potential cybersecurity incidents with the assistance of a third-party cybersecurity consultant. We also require employees to complete training sessions regarding matters such as cybersecurity threats and data protection on a regular basis. These security measures may not be sufficient for all possible occurrences and our information technology systems may remain vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. Further, development and maintenance of these measures are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate.
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
As of December 31, 2025 we had $900 million in senior notes outstanding. Our existing indebtedness contains restrictive covenants and any future indebtedness may also contain such covenants. These covenants include, or could include, restrictions on our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. Substantial losses by us or other action or inaction by us or our subsidiaries could result in the violation of one or more of these covenants, which could result in decreased liquidity or a default on our current or future indebtedness, thereby having a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.

Regulatory Risks
Government regulations and environmental matters could negatively affect our operations.
We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations that impose restrictive zoning and density requirements in order to limit the size and number of homes that can be built within the boundaries of a particular area. These regulations may further increase the cost to produce and market our products. In addition, we have from time to time been subject to, and may also be subject in the future to, periodic delays in our homebuilding projects due to building moratoriums in the areas in which we operate or delays in receiving the necessary governmental approvals. Changes in regulations that restrict homebuilding activities in one or more of our principal markets could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows.
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
In recent years, an increasing number of state and federal regulations have been enacted or proposed to reduce the impact of greenhouse gas emissions and other human activities on climate change. Some of these regulations relate to matters such as restrictions and reporting on carbon dioxide emissions and higher building code energy efficiency standards. The impact of such restrictions and requirements on us and our suppliers could increase our operating and compliance costs, as well as the cost of materials used in the building process. Higher operating costs could negatively impact our profitability.
Increased regulation of the mortgage industry could harm our future sales and earnings.
The mortgage industry is subject to regulation at the federal, state and local level. Potential changes to federal laws and regulations could have the effect of limiting the activities of FNMA, GNMA and FHLMC, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. Tighter underwriting requirements and fee restrictions and the increasingly complex regulatory environment may negatively impact our mortgage loan origination business in the form of higher interest rates, lower demand, decreased revenue and increased operating costs.
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

Risks Related to Other External Risks
Health epidemics could have an adverse impact on our business and operations, and the markets, states and local communities in which we operate.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
We have implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive, confidential and personal data. These processes are implemented and overseen primarily by our Chief Information Officer (CIO) and Chief Information Security Officer (CISO). Our CIO has over 35 years of experience and in his 21 years at NVR has been responsible for the implementation and modernization of many of our key technologies across the enterprise. Our CISO has over 25 years of experience in information technology architecture, including over 20 years with NVR in progressively more senior information security roles.

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

- enhanced monitoring capabilities for early detection and rapid response to potential security incidents,

- documented incident response readiness process updated annually,

- completion of annual tabletop exercises on potential cybersecurity breaches with the assistance of a third-party cybersecurity consultant, and

- annual review of information technology disaster recovery and business continuity processes to help ensure the ability to resume work after an incident.

Review of these processes has been incorporated into our annual risk assessment and internal audits of controls performed by our Internal Audit department. Results of these audits are reported to the Audit Committee by our Vice President of Internal Audit and Corporate Governance.

As previously discussed in Item 1A of this Form 10-K "Risk Factors", failure to maintain the security of the data we are required to protect could have a material adverse effect on our operations and financial results. As of the date of this Form 10-K, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance
Our Audit Committee is required under its charter to periodically review our data privacy and information security programs. Our Audit Committee assists our Board in oversight and monitoring of our cybersecurity processes, including systems to collect and store confidential information, ongoing initiatives, current threats and our response readiness to cybersecurity attacks.

Our CIO and CISO communicate directly with members of the Audit Committee and Board of Directors on cybersecurity matters. In 2025, our CIO and CISO presented updates on our cybersecurity initiatives quarterly; twice to our Audit Committee and twice to our full Board.
Item 2.    Properties.
Our corporate offices are located in Reston, Virginia, where we currently lease approximately 61,000 square feet of office space. In 2025, we entered into a lease agreement for office space in Reston, Virginia to replace our current corporate office lease which expires in October 2026. The lease is expected to commence September 2026 and is for approximately 68,000 square feet of office space with a lease term of 11 years.
In connection with both our homebuilding and mortgage banking businesses, we also lease office space in multiple locations for homebuilding divisional offices and mortgage banking and title services branches under leases expiring at various times through 2033, none of which are individually material to our business.
In connection with the operation of the homebuilding business, we lease production facilities in the following ten locations: Thurmont, Maryland; Burlington County, New Jersey; Farmington, New York; Kings Mountain, North Carolina; Darlington, Pennsylvania; Portland, Tennessee; Richmond, Virginia; Fayetteville, North Carolina, Lavonia, Georgia and Haines City, Florida. These facilities range in size from approximately 40,000 square feet to 400,000 square feet and total approximately 1.5 million square feet. Each of these leases contains various options for extensions of the lease and for the purchase of the facility. Additionally, certain facility leases have early termination options. These leases currently expire between 2027 and 2040. In addition, we own a production facility of approximately 100,000 square feet in Dayton, Ohio. Our plant utilization was 45% and 49% of total capacity in 2025 and 2024, respectively.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
    Our shares of common stock are listed and principally traded on the New York Stock Exchange under the trading symbol “NVR.” As of the close of business on February 9, 2026, there were 142 shareholders of record of our common stock.
We have never paid a cash dividend on our shares of common stock and have no current intention to do so in the future.
During the quarter ended December 31, 2025, we had two share repurchase authorizations outstanding. On May 6, 2025 and August 8, 2025, we publicly announced that our Board of Directors had approved new repurchase authorizations in the amount of up to $750 million per authorization. Each share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. In addition, the repurchase authorizations specifically prohibit us from purchasing shares from our officers, directors, Profit Sharing Plan Trust or Employee Stock Ownership Plan Trust. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The following table provides information regarding common stock repurchases during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 - 31, 2025	22,507	$7,781.09	22,507	$861,851
November 1 - 30, 2025 (1)	17,634	$7,226.98	17,634	$734,411
December 1 - 31, 2025	24,763	$7,463.30	24,763	$549,597
Total	64,904	$7,509.29	64,904

(1) Of the shares repurchased in November 2025, 15,484 shares were repurchased under the May 6, 2025 share repurchase authorization, which fully utilized the May authorization. The remaining 2,150 shares were repurchased under the August 8, 2025 share repurchase authorization.
On February 11, 2026, the Board of Directors approved an additional repurchase authorization of up to an aggregate $750 million with terms and conditions consistent with our prior authorizations. The repurchase authorization does not have an expiration date.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is provided under Item 12 of this Form 10-K.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return to holders of our common stock since December 31, 2020 with the Dow Jones US Home Construction Index and the S&P 500 Index for that same period, assuming that $100 was invested in NVR stock and the indices on December 31, 2020.
.

$300
$250
$200
$150
$100
$50
$0
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Dec 31, 2025
NVR, Inc
S&P 500
Dow Jones US Home Construction

	For the Year Ended December 31,
Comparison of 5 Year Cumulative Total Return	2020	2021	2022	2023	2024	2025
NVR, Inc.	$100	$145	$113	$172	$200	$179
S&P 500	$100	$129	$105	$133	$166	$196
Dow Jones US Home Construction	$100	$152	$119	$214	$213	$215

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (dollars in thousands, except per share data)
Results of Operations
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
Business Environment and Current Outlook
Demand for new homes continues to be negatively impacted by affordability issues, high home inventory levels in certain markets, declining consumer confidence and economic volatility. As a result of this weak demand environment in the second half of 2025, we repositioned many communities to better compete for a reduced number of buyers. We expect these adjustments to have a materially negative impact on our gross margins during the first half of 2026 as the homes in our backlog settle. We also expect a significant decline in revenues in the first quarter of 2026 due to weak orders in the third quarter of 2025 and strong fourth quarter 2025 backlog turnover.
We expect this weak demand environment may continue to weigh on home sales, home prices and gross margins during 2026. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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

Our lot acquisition strategy is predicated upon avoiding the financial risks associated with direct land ownership and development. We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished lots from various third-party land developers pursuant to LPAs. These LPAs require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the LPA. This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.
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
In certain specific strategic circumstances, we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development. Once we acquire raw ground, we determine whether to sell the raw parcel to a developer and enter into an LPA with the developer to purchase the finished lots or to hire a developer to develop the land on our behalf. While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so. We expect, however, to continue to acquire substantially all of our finished lot inventory using LPAs with forfeitable deposits.

As of December 31, 2025, we controlled approximately 180,100 lots as described below.
Lot Purchase Agreements ("LPAs")
We controlled approximately 169,250 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $920,100 and $4,600, respectively. Included in the number of controlled lots are approximately 18,200 lots for which we have recorded a contract land deposit impairment allowance of approximately $111,000 as of December 31, 2025.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $78,100 in five JVs, expected to produce approximately 8,900 lots. Of the lots to be produced by the JVs, approximately 8,550 lots were controlled by us and approximately 350 lots were either under contract with unrelated parties or currently not under contract. We had additional funding commitments totaling approximately $34,100 to three of the JVs as of December 31, 2025.
Land Under Development
We owned land with a carrying value of approximately $39,300 that we expect to be developed into approximately 2,300 finished lots.
See Notes 3, 4 and 5 to the consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition to the lots we currently control as discussed above, we have certain properties under contract with land owners that are expected to yield approximately 38,200 lots. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $42,300 as of December 31, 2025, of which approximately $9,000 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the year ended December 31, 2025 totaled $10,323,959, a decrease of 2% from $10,524,479 in 2024. Our net income for 2025 was $1,339,816, or $436.55 per diluted share, decreases of 20% and 14% compared to 2024 net income and diluted earnings per share, respectively. Our homebuilding gross profit margin percentage was 21.2% in 2025 compared to 23.7% in 2024. Settlements for the year ended December 31, 2025 totaled 21,915 units, a decrease of 4% from 2024. New orders, net of cancellations (“New Orders”) during 2025 totaled 20,410 units, a decrease of 10% from 2024 while our average New Order sales price remained relatively flat year over year. Our backlog of homes sold but not yet settled with the customer as of December 31, 2025 decreased on a unit basis by 15% to 8,448 units and decreased on a dollar basis by 16% to $4,008,043 when compared to December 31, 2024. Income before tax from our mortgage banking segment totaled $152,049 in 2025, a decrease of 2% when compared to $154,935 in 2024.
Homebuilding Operations
The following table summarizes the results of our consolidated homebuilding operations and certain operating activity for each of the last three years:

	Year Ended December 31,
	2025	2024	2023
Financial data:
Revenues	$10,094,269	$10,292,425	$9,314,605
Cost of sales	$7,953,401	$7,850,549	$7,051,198
Gross profit margin percentage	21.2%	23.7%	24.3%
Selling, general and administrative expenses	$599,667	$598,207	$588,962
Operating data:
New orders (units)	20,410	22,560	21,729
Average new order price	$456.2	$457.7	$448.4
Settlements (units)	21,915	22,836	20,662
Average settlement price	$460.6	$450.7	$450.7
Backlog (units)	8,448	9,953	10,229
Average backlog price	$474.4	$481.4	$465.0
New order cancellation rate	17.0%	14.2%	12.8%

Consolidated Homebuilding
Homebuilding revenues decreased 2% in 2025 compared to 2024, as a result of a 4% decrease in the number of units settled. The decrease in the number of units settled was primarily attributable to a 3% lower backlog unit balance entering 2025 compared to the same period in 2024, coupled with an 11% decrease in new orders in the first six months of 2025 compared to the same period in 2024. Gross profit margin percentage in 2025 decreased to 21.2% from 23.7% in 2024. Gross profit margins were negatively impacted by higher lot costs, pricing pressure due to continued affordability challenges and contract land deposit impairments totaling approximately $75,900 in 2025.
The number of New Orders decreased 10% in 2025 compared to 2024. New Orders were negatively impacted by an 11% lower sales absorption, due to weaker demand.
Selling, general and administrative ("SG&A") expenses in 2025 were relatively flat when compared to 2024. While overall SG&A expenses were relatively flat, sales and marketing, office, legal and insurance expenses were all modestly higher year over year. These increases were offset by a decrease of approximately $36,100 in incentive compensation costs year over year due to weaker company performance.
Our backlog represents homes sold but not yet settled with our customers. As of December 31, 2025, our backlog decreased on a unit basis by 15% to 8,448 units, and decreased on a dollar basis by 16% to $4,008,043 when compared to 9,953 units and $4,791,870, respectively, as of December 31, 2024. The decrease in backlog units was attributable to a 10% decrease in New Orders year over year, coupled with a higher backlog turnover rate in 2025. Backlog dollars were lower primarily due to the decrease in backlog units in 2025.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Our cancellation rate was approximately 17%, 14% and 13% in 2025, 2024, and 2023, respectively, calculated as the total of all cancellations during the period as a percentage of gross sales during the same period. During the four quarters of each of 2025, 2024, and 2023, approximately 6%, 5% and 4% of a reporting quarter’s opening backlog, respectively, cancelled during the quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur in future years. Other than units that are cancelled, we expect to settle substantially all of our December 31, 2025 backlog during 2026. See “Risk Factors” in Item 1A of this Form 10-K.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit impairment allowance as of December 31, 2025 and 2024 has been allocated to the reportable segments for the respective years to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $4,600 and $8,700 as of December 31, 2025 and 2024, respectively, of letters of credit issued as deposits in lieu of cash.

The following tables summarize certain homebuilding operating activity by reportable segment for each of the last three years:
Selected Segment Financial Data:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Mid Atlantic	$4,372,010	$4,423,768	$4,189,957
North East	1,202,411	1,165,873	948,289
Mid East	1,875,046	1,861,735	1,723,514
South East	2,644,802	2,841,049	2,452,845

	Year Ended December 31,
	2025	2024	2023
Gross profit margin:
Mid Atlantic	$1,019,462	$1,105,469	$1,023,993
North East	306,742	303,650	243,634
Mid East	395,999	414,449	372,671
South East	484,499	634,847	629,843

	Year Ended December 31,
	2025	2024	2023
Gross profit margin percentage:
Mid Atlantic	23.3%	25.0%	24.4%
North East	25.5%	26.0%	25.7%
Mid East	21.1%	22.3%	21.6%
South East	18.3%	22.3%	25.7%

	Year Ended December 31,
	2025	2024	2023
Segment profit:
Mid Atlantic	$722,599	$816,255	$745,323
North East	213,546	217,225	169,012
Mid East	266,990	290,834	257,865
South East	202,011	388,158	440,538

Segment Operating Activity:

	Year Ended December 31,
	2025		2024		2023
	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	7,379	$520.0	8,511	$527.3	8,434	$515.5
North East	1,778	$638.3	1,994	$622.4	1,879	$573.2
Mid East	4,066	$426.5	4,654	$408.0	4,514	$396.5
South East	7,187	$362.5	7,401	$364.6	6,902	$366.4
Total	20,410	$456.2	22,560	$457.7	21,729	$448.4

	Year Ended December 31,
	2025		2024		2023
	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	8,287	$527.6	8,537	$518.1	8,032	$521.5
North East	1,860	$646.5	1,967	$592.6	1,736	$546.2
Mid East	4,478	$418.7	4,585	$406.0	4,391	$392.4
South East	7,290	$362.8	7,747	$366.7	6,503	$377.2
Total	21,915	$460.6	22,836	$450.7	20,662	$450.7

	Year Ended December 31,
	2025		2024		2023
	Units	Average Price	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,160	$527.8	4,068	$541.6	4,094	$522.5
North East	973	$644.0	1,055	$658.1	1,028	$602.0
Mid East	1,633	$435.2	2,045	$416.5	1,976	$412.1
South East	2,682	$373.9	2,785	$374.3	3,131	$378.4
Total	8,448	$474.4	9,953	$481.4	10,229	$465.0
 Operating Data:

	Year Ended December 31,
	2025	2024	2023
New order cancellation rate:
Mid Atlantic	16.8%	13.4%	12.8%
North East	15.7%	14.4%	11.9%
Mid East	16.6%	15.5%	13.9%
South East	17.6%	14.4%	12.3%

	Year Ended December 31,
	2025	2024	2023
Average active communities:
Mid Atlantic	125	147	166
North East	30	31	36
Mid East	96	101	110
South East	181	148	115
Total	432	427	427
Homebuilding Inventory:

	As of December 31,
	2025	2024
Sold inventory:
Mid Atlantic	$595,369	$845,686
North East	220,684	229,152
Mid East	219,389	276,459
South East	386,759	402,967
Total (1)	$1,422,201	$1,754,264

	As of December 31,
	2025	2024
Unsold lots and housing units inventory:
Mid Atlantic	$90,988	$100,897
North East	24,423	17,198
Mid East	29,253	23,091
South East	108,812	99,369
Total (1)	$253,476	$240,555

(1)Total segment inventory differs from consolidated inventory due to certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	As of December 31,
	2025	2024
Total lots controlled:
Mid Atlantic	60,100	50,900
North East	19,000	17,000
Mid East	28,100	24,100
South East	72,900	70,400
Total	180,100	162,400

	As of December 31,
	2025	2024
Contract land deposits, net:
Mid Atlantic	$347,941	$258,333
North East	105,051	105,062
Mid East	85,515	65,147
South East	317,516	306,855
Total	$856,023	$735,397
Mid Atlantic
The Mid Atlantic segment had an approximate $93,700, or 11%, decrease in segment profit in 2025 compared to 2024. The decrease was due primarily to a decrease in gross profit margins to 23.3% in 2025 from 25.0% in 2024. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due primarily to continued affordability challenges.
Segment New Orders decreased 13% and the average sales price of New Orders decreased 1% in 2025 compared to 2024. New Orders were lower primarily due to a 15% decrease in the average number of active communities year over year.
North East
The North East segment had an approximate $3,700, or 2%, decrease in segment profit in 2025 compared to 2024, despite a 3% increase in segment revenues year over year. Segment profit was negatively impacted by a decrease in the segment's gross profit margin percentage to 25.5% in 2025 from 26.0% in 2024 due primarily to an increase in certain material costs. Segment revenues were favorably impacted by a 9% increase in the average settlement price year over year, offset by a 5% decrease in the number of units settled. The increase in the average settlement price was primarily attributable to a 9% higher average sales price of units in backlog entering 2025 compared to backlog entering 2024, coupled with a 9% increase in the average sales price of New Orders in the first six months of 2025 compared to the same period in 2024. The decrease in the number of units settled was primarily attributable to a decrease in the number of New Orders in the first six months of 2025 compared to the same period in 2024.
Segment New Orders decreased 11% while the average sales price of New Orders increased 3%, respectively, in 2025 compared to 2024. New Orders were lower primarily due to a 6% decrease in the average number of active communities, coupled with a 5% lower sales absorption rate year over year due to weaker demand. The increase in the average sales price of New Orders was primarily attributable to a relative shift to higher priced communities in certain markets year over year.

Mid East
The Mid East segment had an approximate $23,800, or 8%, decrease in segment profit in 2025 compared to 2024, due primarily to a decrease in gross profit margins to 21.1% in 2025 from 22.3% in 2024. Gross profit margin was negatively impacted by higher lot costs and certain operating costs, as well as by pricing pressure due primarily to continued affordability challenges.
Segment New Orders decreased 13% while the average sales price of New Orders increased 5% in 2025 compared to 2024. New Orders were negatively impacted by a 9% lower sales absorption rate due to weaker demand and a 4% decrease in the average number of active communities year over year. The average sales price of New Orders was favorably impacted by a shift to higher priced communities in certain markets within the segments year over year.
South East
The South East segment had an approximate $186,100, or 48%, decrease in segment profit in 2025 compared to 2024. The decrease in segment profit was primarily due to a decrease in the segment's gross profit margin percentage, a decrease in segment revenues and increases in SG&A expenses and the corporate capital allocation charge. The segment's gross profit margin percentage decreased to 18.3% in 2025 from 22.3% in 2024. Gross profit margins were negatively impacted primarily by higher lot costs, an increase in certain operating costs, and an increase in lot deposit impairment charges year over year. Segment revenues in 2025 decreased by approximately $196,200, or 7%, due primarily to a 6% decrease in the number of units settled year over year. The decrease in the number of units settled is primarily attributable to an 11% lower backlog unit balance entering 2025 compared to backlog entering 2024, offset partially by a higher backlog turnover rate year over year. SG&A expenses were 12% higher year over year, resulting primarily from higher personnel and marketing costs attributable to a 23% increase in the average number of active communities year over year.
Segment New Orders decreased 3% while the average sales price of New Orders remained flat year over year. The decrease in New Orders was primarily attributable to a 21% lower absorption rate due to weaker demand, offset partially by the aforementioned increase in the average number of active communities within the segment year over year. Absorption rates continue to be negatively impacted by rising resale and new home inventory in several of the markets within the segment.
Homebuilding Segment Reconciliations to Consolidated Homebuilding Operations
In addition to the corporate capital allocation and contract land deposit impairments discussed in Reportable Homebuilding Segments above, the other reconciling items between homebuilding segment profit and homebuilding consolidated profit before tax include unallocated corporate overhead (which includes all management incentive compensation), equity-based compensation expense, consolidation adjustments and external corporate interest expense. Our overhead functions, such as accounting, treasury and human resources, are centrally performed and the costs are not allocated to our operating segments. Consolidation adjustments consist of such items to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes, and are not allocated to our operating segments. External corporate interest expense is primarily comprised of interest charges on our Senior Notes, and is not charged to the operating segments because the charges are included in the corporate capital allocation discussed above.

	Year Ended December 31,
	2025	2024	2023
Homebuilding consolidated gross profit:
Mid Atlantic	$1,019,462	$1,105,469	$1,023,993
North East	306,742	303,650	243,634
Mid East	395,999	414,449	372,671
South East	484,499	634,847	629,843
Consolidation adjustments and other (1)	(65,834)	(16,539)	(6,734)
Homebuilding consolidated gross profit	$2,140,868	$2,441,876	$2,263,407

(1)This increase in consolidation adjustments and other in 2025 was primarily attributable to the increase in the contract land deposit impairment allowance. See further discussion of contract land deposit impairment charges in Reportable Homebuilding Segments above.

	Year Ended December 31,
	2025	2024	2023
Homebuilding consolidated profit before taxes:
Mid Atlantic	$722,599	$816,255	$745,323
North East	213,546	217,225	169,012
Mid East	266,990	290,834	257,865
South East	202,011	388,158	440,538
Reconciling items:
Contract land deposit impairment adjustment (2)	(72,276)	6,228	3,279
Equity-based compensation expense	(65,101)	(69,659)	(93,987)
Corporate capital allocation (3)	368,698	330,897	288,805
Unallocated corporate overhead	(146,123)	(156,470)	(175,208)
Consolidation adjustments and other (4)	62,872	26,424	44,619
Corporate interest income	84,158	137,530	142,083
Corporate interest expense	(27,491)	(26,851)	(26,749)
Reconciling items sub-total	204,737	248,099	182,842
Homebuilding consolidated profit before taxes	$1,609,883	$1,960,571	$1,795,580

(2)This item represents changes to the contract land deposit impairment allowance, which are not allocated to our reportable segments. See further discussion of contract land deposit impairment charges in Note 3 in the accompanying consolidated financial statements.
(3)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments. The corporate capital allocation charge is based on the segment’s monthly average asset balance and was as follows for the years presented:

	Year Ended December 31,
	2025	2024	2023
Corporate capital allocation charge:
Mid Atlantic	$149,923	$139,780	$135,618
North East	46,106	40,614	33,269
Mid East	47,708	43,989	39,005
South East	124,961	106,514	80,913
Total corporate capital allocation charge	368,698	330,897	288,805

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

Mortgage Banking Segment
We conduct our mortgage banking activity through NVRM, a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. The following table summarizes the results of our mortgage banking operations and certain statistical data for each of the last three years:

	Year Ended December 31,
	2025	2024	2023
Loan closing volume:
Total principal	$6,039,621	$6,260,428	$5,736,532

Loan volume mix:
Adjustable rate mortgages	7%	2%	2%
Fixed-rate mortgages	93%	98%	98%

Operating profit:
Segment profit	$156,161	$159,201	$138,313
Equity-based compensation expense	(4,112)	(4,266)	(5,520)
Mortgage banking income	$152,049	$154,935	$132,793

Capture rate:	86%	86%	87%

Mortgage banking fees:
Net gain on sale of loans	$187,750	$188,544	$162,658
Title services	41,516	43,135	40,754
Servicing fees	424	375	185
	$229,690	$232,054	$203,597

Loan closing volume in 2025 decreased by approximately $220,800, or 4%, from 2024.  The decrease was primarily attributable to a 5% decrease in the number of loans closed, resulting from a 4% decrease in the homebuilding segment’s number of homes settled in 2025 as compared to 2024.
Segment profit in 2025 decreased by approximately $3,000, or 2%, from 2024, which was primarily attributable to a decrease in fees from title services.
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
We maintain a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure from the loans that we have originated and sold. As of December 31, 2025 and 2024, we had repurchase reserves of approximately $18,900 and $18,700, respectively.
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
Effective Tax Rate
Our consolidated effective tax rates in 2025 and 2024 were 23.96% and 20.50%, respectively. The increase in the effective tax rate is primarily attributable to a lower income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $28,300 and $95,100 for 2025 and 2024, respectively.
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
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of December 31, 2025, we had a strong liquidity position with approximately $1,800,000 in cash and cash equivalents, approximately $290,000 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility. We believe that our current cash holdings and our anticipated cash flows generated by operating activities, together with the amounts under our revolving credit facility and revolving mortgage repurchase facility will be sufficient to fund our anticipated operations for at least the next twelve months and beyond.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short-term and long-term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i) Payments due to service our debt and interest on that debt. Our current outstanding Senior Notes total $900,000 and mature in May 2030. Future interest payments on our current outstanding Senior Notes total approximately $118,050, with $27,000 due within the next twelve months.
(ii) Payment obligations totaling approximately $733,900 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to corporate and division offices, production facilities, model homes, and certain office and production equipment. See Note 11 of this Form 10-K for additional discussion of our leases.

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5 of this Form 10-K for disclosure of amounts repurchased during the fourth quarter of 2025. For the year ended December 31, 2025, we repurchased 243,082 shares of our common stock at an aggregate purchase price of $1,818,595. As of December 31, 2025, we had approximately $549,600 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of December 31, 2025, we had a total of $900,000 in outstanding Senior Notes which mature in May 2030.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") which provides for aggregate revolving loan commitments of $300,000, and a $100,000 sublimit for the issuance of letters of credit of which there was approximately $9,700 outstanding as of December 31, 2025. There were no borrowings outstanding under the Credit Agreement as of December 31, 2025.
Repurchase Agreement
Our mortgage banking subsidiary, NVRM, has an unsecured revolving mortgage repurchase facility (the "Repurchase Agreement") which provides for aggregate borrowing up to $150,000. As of December 31, 2025, there were no borrowings outstanding under the Repurchase Agreement.
See Note 7 of this Form 10-K for additional information regarding our Senior Notes, Credit Agreement and Repurchase Agreement.
Cash Flows
For the year ended December 31, 2025, cash, restricted cash and cash equivalents decreased by $707,786. Net cash provided by operating activities was $1,121,320, due primarily to cash provided by earnings in 2025, and a decrease in inventory of $335,147 attributable to a decrease in units under construction year over year. Cash was primarily used to fund the increase in contract land deposits of $200,657 attributable to an increase in the number of lots under control as of December 31, 2025 compared to December 31, 2024, and net mortgage loan activity of $238,260.
Net cash used in investing activities in 2025 was $71,208. Cash was used primarily to fund investments in unconsolidated joint ventures totaling $47,614 and purchases of property, plant and equipment of $24,508.
Net cash used by financing activities in 2025 was $1,757,898. Cash was used primarily to repurchase 243,082 shares of our common stock at an aggregate purchase price of $1,833,316 under our ongoing common stock repurchase program, discussed above (which includes the associated excise tax payments). Cash was provided from stock option exercise proceeds totaling $80,146.
For the year ended December 31, 2024, cash, restricted cash and cash equivalents decreased by $550,777. Net cash provided by operating activities was $1,374,462, due primarily to cash provided by earnings in 2024. Cash was primarily used to fund the increase in contract land deposits of $157,291 attributable to an increase in the number of lots under control as of December 31, 2024 compared to December 31, 2023, and net mortgage loan activity of $105,790. Additionally, cash was used to fund the increase in inventory of $108,557 attributable to an increase in units under construction year over year.
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
As of December 31, 2025 and 2024, restricted cash totaled $40,395 and $53,692, respectively. Restricted cash was attributable to customer deposits for certain home sales and cash collected from customers for loans in process and closed mortgage loans held for sale.

Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the estimates we use to prepare the consolidated financial statements and update those estimates as necessary. In general, our estimates are based on historical experience, on information from third-party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.
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
Although we consider the allowance for losses on contract land deposits reflected on the December 31, 2025 consolidated balance sheet to be adequate (see Note 1 to the accompanying consolidated financial statements included herein), there can be no assurance that this allowance will prove to be adequate over time to cover losses due to unanticipated adverse changes in the economy or other events adversely affecting specific markets or the homebuilding industry.
Warranty/Product Liability Reserves
We establish warranty and product liability reserves to provide for estimated future expenses as a result of construction and product defect claims, product recalls and litigation incidental to our homebuilding business. Liability estimates are determined based on our judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third-party experts such as engineers, and discussions with our General Counsel and outside counsel retained to handle specific product liability cases. Although we consider the warranty and product liability accrual reflected on the December 31, 2025 consolidated balance sheet to be adequate (see Note 12 to the accompanying consolidated financial statements included herein), there can be no assurance that this accrual will prove to be adequate over time to cover losses due to increased costs for material and labor, the inability or refusal of manufacturers or subcontractors to financially participate in corrective action, unanticipated adverse legal settlements, or other unanticipated changes to the assumptions used to estimate the warranty and product liability accrual.
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
Although we believe that the compensation costs recognized in 2025 are representative of the cumulative ratable amortization of the grant-date fair value of unvested Options and RSUs outstanding, changes to the estimated input values such as expected term and expected volatility and changes to the determination of whether performance condition grants will vest, could produce widely different expense valuations and recognition.
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
We are exposed to interest rate risk as it relates to our fixed rate debt, primarily our Senior Notes and our variable rate credit facility and loan repurchase facility. Changes to interest rates generally affect the fair value of fixed-rate debt instruments, but not earnings or cash flows. For variable rate debt, interest rate changes generally will not affect the fair value of the variable debt instruments but will affect earnings and cash flow. As of December 31, 2025, there was no debt outstanding under our credit facility or loan repurchase facility. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 to the accompanying consolidated financial statements included herein for further discussion of these debt instruments.
Our mortgage banking segment is exposed to interest rate risk as it relates to its lending activities, including originating mortgage loans and providing rate lock commitments to borrowers. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, we enter into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. We do not engage in speculative derivative activities. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the accompanying consolidated financial statements included herein for further discussion of these items.
The following table represents the contractual balances of our on-balance sheet financial instruments at the expected maturity dates, as well as the fair values of those on-balance sheet financial instruments as of December 31, 2025. The expected maturity categories take into consideration the actual and anticipated amortization of principal and do not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because we sell all of the mortgage loans we originate into the secondary markets, we have made the assumption that the portfolio of mortgage loans held for sale will mature in the first year.

	Maturities (000's)
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Mortgage banking segment
Interest rate sensitive assets:
Mortgage loans held for sale	$557,540	—	—	—	—	—	$557,540	$571,596
Average interest rate	6.0%	—	—	—	—	—	6.0%
Other:
Forward trades of mortgage-backed securities (a)	$112	—	—	—	—	—	$112	$112
Forward loan commitments (a)	$37,279	—	—	—	—	—	$37,279	$37,279
Homebuilding segment
Interest rate sensitive assets:
Interest-bearing deposits	$1,827,493	—	—	—	—	—	$1,827,493	$1,827,493
Average interest rate	3.6%	—	—	—	—	—	3.6%
Interest rate sensitive liabilities:
Fixed rate obligations	$—	—	—	—	$900,000	—	$900,000	$852,930
Average interest rate	—%	—	—	—	3.0%	—	3.0%

(a)Represents the fair value recorded as of December 31, 2025.

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
Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of December 31, 2025 were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. There have been no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B.    Other Information.
During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
Our executive officers are:

Name	Age	Title
Paul C. Saville	70	Executive Chairman of the Board
Eugene J. Bredow	56	President and Chief Executive Officer
Daniel D. Malzahn	56	Senior Vice President, Chief Financial Officer and Treasurer
Matthew B. Kelpy	52	Vice President and Chief Accounting Officer
The remaining information required by this item will be included under the captions "Proposal No.1 - Election of Directors", "Executive Summary" within "Compensation Discussion and Analysis" and "Corporate Governance Principles and Board Matters" in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders ("2026 Proxy Statement") and is incorporated herein by reference. Our 2026 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2026.

Item 11.    Executive Compensation.
The information required by this item will be included under the caption "Compensation Discussion and Analysis" in our 2026 Proxy Statement and is incorporated herein by reference. In addition, the information from a portion of the 2026 Proxy Statement under "Report of the Compensation Committee" is incorporated herein by reference and furnished in this Form 10-K and shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933. Our 2026 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2026.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	350,205	$3,693.11	91,607
Equity compensation plans not approved by security holders	—	$—	—
Total	350,205	$3,693.11	91,607

(1)This category includes the restricted share units (“RSUs”) authorized to be issued under the 2018 Equity Incentive Plan. As of December 31, 2025, there were 16,913 RSUs outstanding. Of the shares remaining available for future issuance under the 2018 Equity Incentive plan, up to a total of 16,778 may be issued as RSUs. The weighted-average exercise price of outstanding options under security holder approved plans was $3,880.52.

The remaining information required by this item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2026 Proxy Statement and is incorporated herein by reference. Our 2026 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2026.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the caption "Corporate Governance Principles and Board Matters" in our 2026 Proxy Statement and is incorporated herein by reference. Our 2026 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2026.
Item 14.    Principal Accountant Fees and Services.
The information required by this item will be included under the caption "Proposal No. 2 - Ratification of Appointment of Independent Auditor" in our 2026 Proxy Statement and is incorporated herein by reference. Our 2026 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or prior to April 30, 2026.

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
    Reports of Independent Registered Public Accounting Firm (KPMG LLP, McLean, VA, Auditor Firm ID: 185)
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Shareholders’ Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

 2.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Articles of Incorporation of NVR, Inc.	10-K		3.1	2/25/2011
3.2	Bylaws, as amended, of NVR, Inc.	8-K		3.1	12/12/2024
4.1	Indenture dated as of April 14, 1998 between NVR, Inc., as issuer and the Bank of New York as trustee.	8-K		4.3	4/23/1998
4.2	Form of Note (included in Indenture).	8-K		4.5	4/23/1998
4.3	Fifth Supplemental Indenture dated September 10, 2012 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/10/2012
4.4	Sixth Supplemental Indenture dated as of May 4, 2020 among NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	5/4/2020
4.5	Seventh Supplemental Indenture dated September 9, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.1	9/9/2020
4.6	Eighth Supplemental Indenture dated September 17, 2020 between NVR, Inc. and U.S. Bank Trust National Association.	8-K		4.2	9/17/2020
4.7	Form of Global Note.	8-K		4.2	9/10/2012
4.8	Description of Securities of NVR, Inc.	10-K		4.5	2/19/2020
10.1*	Amended and Restated Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2015.	10-Q		10.1	11/6/2015
10.2*	Amended and Restated Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 4, 2015.	10-Q		10.2	11/6/2015
10.3*	Amended and Restated Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 4, 2015.	10-Q		10.4	11/6/2015
10.4*	Amendment No. 1 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated March 1, 2018.	10-Q		10.1	5/1/2018
10.5*	Amendment No. 2 to Employment Agreement between NVR, Inc. and Eugene J. Bredow dated April 1, 2019.	10-Q		10.2	5/1/2019
10.6*	Extension of Employment Agreement between NVR, Inc. and Paul C. Saville date November 4, 2020.	10-Q		10.1	11/4/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.7*	Extension of Employment Agreement between NVR, Inc. and Daniel D. Malzahn date November 4, 2020.	10-Q		10.2	11/4/2020
10.8*	Extension of Employment Agreement between NVR, Inc. and Eugene J. Bredow date November 4, 2020.	10-Q		10.4	11/4/2020
10.9*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Paul C. Saville dated May 4, 2022.	8-K		10.1	5/6/2022
10.10*	Amendment No. 3 to the Employment Agreement between NVR, Inc. and Eugene J. Bredow dated May 4, 2022.	8-K		10.2	5/6/2022
10.11*	Amendment No. 1 to the Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated May 4, 2022.	8-K		10.3	5/6/2022
10.12*	Extension of Employment Agreement between NVR, Inc. and Paul C. Saville dated November 5, 2025.	10-Q		10.1	11/5/2025
10.13*	Extension of Employment Agreement between NVR, Inc. and Eugene J. Bredow dated November 5, 2025.	10-Q		10.2	11/5/2025
10.14*	Extension of Employment Agreement between NVR, Inc. and Daniel D. Malzahn dated November 5, 2025.	10-Q		10.3	11/5/2025
10.15*	Profit Sharing Plan of NVR, Inc. and Affiliated Companies.	S-8	333-29241	4.1	6/13/1997
10.16*	Employee Stock Ownership Plan of NVR, Inc.	10-K/A			12/31/1994
10.17*	Amended and Restated NVR, Inc. Nonqualified Deferred Compensation Plan.	10-Q		10.5	11/6/2015
10.18*	First Amendment to NVR, Inc. Nonqualified Deferred Compensation Plan.	10-K		10.36	2/15/2017
10.19*	Description of the Board of Directors’ compensation arrangement.	10-K		10.15	2/13/2019
10.20*	NVR, Inc. 2018 Equity Incentive Plan	S-8	333-224629	10.1	5/3/2018
10.21*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.1	5/14/2018
10.22*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.2	5/14/2018
10.23*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.3	5/14/2018
10.24*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.4	5/14/2018
10.25*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.5	5/14/2018
10.26*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2018 Equity Incentive Plan.	8-K		10.6	5/14/2018
10.27*	NVR, Inc. 2014 Equity Incentive Plan.	S-8	333-195756	10.1	5/7/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.28*	The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/6/2022
10.29*	The Form of Non-Qualified Stock Option Agreement (Director time-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.2	5/7/2014
10.30*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.5	5/6/2022
10.31*	The Form of Non-Qualified Stock Option Agreement (Director performance-based grants) under the NVR, Inc. 2014 Equity Incentive Plan.	8-K		10.4	5/7/2014
10.32*	NVR, Inc. 2010 Equity Incentive Plan.	S-8	333-166512	10.1	5/4/2010
10.33*	The Amended Form of Non-Qualified Stock Option Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.29	2/13/2019
10.34*	The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-K		10.30	2/13/2019
10.35*	The Form of Non-Qualified Stock Option Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.2	5/6/2010
10.36*	The Form of Restricted Share Units Agreement (Management grants) under the NVR, Inc. 2010 Equity Incentive Plan.	10-Q		10.2	7/30/2013
10.37*	The Form of Restricted Share Units Agreement (Director grants) under the NVR, Inc. 2010 Equity Incentive Plan.	8-K		10.4	5/6/2010
10.38	Second Amended and Restated Master Repurchase Agreement dated July 20, 2022 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.4	8/3/2022
10.39	First Amendment to Second Amended and Restated Master Repurchase Agreement dated July 19, 2023 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	8/2/2023
10.40	Second Amendment to the Second Amended and Restated Master Repurchase Agreement dated July 16, 2024 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	8/6/2024
10.41	Third Amendment to the Second Amended and Restated Master Repurchase Agreement dated September 24, 2024 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
10.42	Fourth Amendment to Second Amended and Restated Master Repurchase Agreement dated July 10, 2025 between NVR Mortgage Finance, Inc. and U.S. Bank National Association.	10-Q		10.1	8/6/2025

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.43	Second Amended and Restated Credit Agreement dated as of March 11, 2025 among NVR, Inc. and the lenders party hereto, Bank of America N.A., as Administrative Agent and BofA Securities Inc. as Sole Lead Arranger and Sole Book Runner.	8-K		10.1	3/12/2025
10.44*	Summary of 2026 Executive Officer Incentive Compensation Plan. Filed herewith.
19	Insider Trading Compliance Policy	10-K		19	2/12/2025
21	NVR, Inc. Subsidiaries. Filed herewith.
23	Consent of KPMG LLP (Independent Registered Public Accounting Firm). Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
97*	Compensation Recovery Policy.	10-K		97	2/12/2025
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVR, Inc.
February 11, 2026	By:	/s/ Eugene J. Bredow
Eugene J. Bredow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul C. Saville	Executive Chairman	February 11, 2026
Paul C. Saville
/s/ C. E. Andrews	Director	February 11, 2026
C. E. Andrews
/s/ Sallie B. Bailey	Director	February 11, 2026
Sallie B. Bailey
/s/ Michael J. DeVito	Director	February 11, 2026
Michael J. DeVito
/s/ Alfred E. Festa	Director	February 11, 2026
Alfred E. Festa
/s/ Alexandra A. Jung	Director	February 11, 2026
Alexandra A. Jung
/s/ Mel Martinez	Director	February 11, 2026
Mel Martinez
/s/ David A. Preiser	Director	February 11, 2026
David A. Preiser
/s/ George R. Oliver	Director	February 11, 2026
George R. Oliver
/s/ W. Grady Rosier	Director	February 11, 2026
W. Grady Rosier
/s/ Susan Williamson Ross	Director	February 11, 2026
Susan Williamson Ross
/s/ Eugene J. Bredow	Principal Executive Officer	February 11, 2026
Eugene J. Bredow
/s/ Daniel D. Malzahn	Principal Financial Officer	February 11, 2026
Daniel D. Malzahn
/s/ Matthew B. Kelpy	Principal Accounting Officer	February 11, 2026
Matthew B. Kelpy

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
NVR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NVR, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for losses on contract land deposits

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for losses on contract land deposits (“lot deposit allowance”) was $110,958,000 recorded against total contract land deposit assets of $962,416,000 as of December 31, 2025. The Company estimated the lot deposit allowance using a loss contingency analysis that assesses a combination of quantitative and qualitative information for each individual deposit associated with a community. As the Company does not own the lots on which they have placed a deposit, the loss contingency analysis assesses contracts on a community-by-community basis and records an estimated lot deposit allowance for communities which may result in forfeiture of the lot deposit. In estimating the lot deposit allowance, the Company evaluates whether it can sell houses at an acceptable profit margin and sales pace, and considers market and economic conditions.

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
February 11, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
NVR, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited NVR, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
McLean, Virginia
February 11, 2026

NVR, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Homebuilding:
Cash and cash equivalents	$1,883,844	$2,561,339
Restricted cash	34,348	42,172
Receivables	32,742	32,622
Inventory:
Lots and housing units covered under sales agreements with customers	1,410,695	1,727,243
Unsold lots and housing units	252,029	237,177
Land under development	39,312	65,394
Building materials and other	21,524	28,893
	1,723,560	2,058,707

Contract land deposits, net	851,458	726,675
Property, plant and equipment, net	103,770	95,619
Operating lease right-of-use assets	110,535	78,340
Deferred tax assets, net	143,666	142,192
Other assets	205,640	150,566
	5,089,563	5,888,232
Mortgage Banking:
Cash and cash equivalents	32,642	49,636
Restricted cash	6,047	11,520
Mortgage loans held for sale, net	571,596	355,209
Property and equipment, net	7,727	7,373
Operating lease right-of-use assets	23,953	23,482
Other assets	125,402	45,536
	767,367	492,756
Total assets	$5,856,930	$6,380,988

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$259,244	$332,772
Accrued expenses and other liabilities	376,976	441,300
Customer deposits	249,210	322,926
Operating lease liabilities	117,589	83,939
Senior notes	909,160	911,118
	1,912,179	2,092,055
Mortgage Banking:
Accounts payable and other liabilities	53,738	53,433
Operating lease liabilities	26,144	25,428
	79,882	78,861
Total liabilities	1,992,061	2,170,916

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both December 31, 2025 and December 31, 2024	206	206
Additional paid-in capital	3,155,367	3,031,637
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both December 31, 2025 and December 31, 2024	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	16,386,769	15,046,953
Less treasury stock at cost – 17,755,943 and 17,543,686 shares as of December 31, 2025 and December 31, 2024, respectively	(15,677,473)	(13,868,724)
Total shareholders' equity	3,864,869	4,210,072
Total liabilities and shareholders' equity	$5,856,930	$6,380,988

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Homebuilding:
Revenues	$10,094,269	$10,292,425	$9,314,605
Other income	96,260	143,890	148,010
Cost of sales	(7,953,401)	(7,850,549)	(7,051,198)
Selling, general and administrative	(599,667)	(598,207)	(588,962)
Interest expense	(27,578)	(26,988)	(26,875)
Homebuilding income	1,609,883	1,960,571	1,795,580

Mortgage Banking:
Mortgage banking fees	229,690	232,054	203,597
Interest income	17,886	19,092	16,687
Other income	5,189	5,480	4,449
General and administrative	(99,459)	(100,896)	(91,075)
Interest expense	(1,257)	(795)	(865)
Mortgage banking income	152,049	154,935	132,793

Income before taxes	1,761,932	2,115,506	1,928,373
Income tax expense	(422,116)	(433,578)	(336,762)

Net income	$1,339,816	$1,681,928	$1,591,611

Basic earnings per share	$462.00	$540.88	$491.52

Diluted earnings per share	$436.55	$506.69	$463.31

Basic weighted average shares outstanding	2,900	3,110	3,238

Diluted weighted average shares outstanding	3,069	3,319	3,435

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2022	$206	$2,600,014	$11,773,414	$(10,866,785)	$(16,710)	$16,710	$3,506,849

Net income	—	—	1,591,611	—	—	—	1,591,611
Purchase of common stock for treasury	—	—	—	(1,083,751)	—	—	(1,083,751)
Equity-based compensation	—	99,507	—	—	—	—	99,507
Proceeds from stock options exercised	—	250,509	—	—	—	—	250,509
Treasury stock issued upon option exercise and restricted share vesting	—	(101,502)	—	101,502	—	—	—
Balance, December 31, 2023	206	2,848,528	13,365,025	(11,849,034)	(16,710)	16,710	4,364,725

Net income	—	—	1,681,928	—	—	—	1,681,928
Purchase of common stock for treasury	—	—	—	(2,072,131)	—	—	(2,072,131)
Equity-based compensation	—	73,925	—	—	—	—	73,925
Proceeds from stock options exercised	—	161,625	—	—	—	—	161,625
Treasury stock issued upon option exercise and restricted share vesting	—	(52,441)	—	52,441	—	—	—
Balance, December 31, 2024	206	3,031,637	15,046,953	(13,868,724)	(16,710)	16,710	4,210,072

Net income	—	—	1,339,816	—	—	—	1,339,816
Purchase of common stock for treasury	—	—	—	(1,834,378)	—	—	(1,834,378)
Equity-based compensation	—	69,213	—	—	—	—	69,213
Proceeds from stock options exercised	—	80,146	—	—	—	—	80,146
Treasury stock issued upon option exercise and restricted share vesting	—	(25,629)	—	25,629	—	—	—
Balance, December 31, 2025	$206	$3,155,367	$16,386,769	$(15,677,473)	$(16,710)	$16,710	$3,864,869

See notes to consolidated financial statements.

NVR, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,339,816	$1,681,928	$1,591,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,510	18,375	16,916
Equity-based compensation expense	69,213	73,925	99,507
Contract land deposit impairments (recoveries) and other impairments, net	75,874	7,167	(2,908)
Gain on sale of loans, net	(187,128)	(189,475)	(163,322)
Deferred tax (benefit) expense	(1,443)	5,793	(3,743)
Mortgage loans closed	(6,045,981)	(6,267,493)	(5,740,199)
Mortgage loans sold and principal payments on mortgage loans held for sale	5,994,849	6,351,178	5,949,657
Distribution of earnings from unconsolidated joint ventures	—	1,500	2,000
Net change in assets and liabilities:
Decrease (increase) in inventory	335,147	(108,557)	(161,875)
Increase in contract land deposits	(200,657)	(157,291)	(77,563)
(Increase) decrease in receivables	(57,368)	62,664	(59,653)
(Decrease) increase in accounts payable and accrued expenses	(142,268)	(83,215)	49,105
(Decrease) increase in customer deposits	(73,716)	(11,515)	20,637
Other, net	(9,528)	(10,522)	(22,177)
Net cash provided by operating activities	1,121,320	1,374,462	1,497,993

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(47,614)	(3,100)	(1,776)
Distribution of capital from unconsolidated joint ventures	—	2,715	180
Purchase of property, plant and equipment	(24,508)	(29,212)	(24,877)
Proceeds from the sale of property, plant and equipment	914	3,044	2,373
Net cash used in investing activities	(71,208)	(26,553)	(24,100)

Cash flows from financing activities:
Purchase of treasury stock	(1,833,316)	(2,057,677)	(1,081,815)
Principal payments on finance lease liabilities	(4,728)	(2,634)	(1,661)
Proceeds from the exercise of stock options	80,146	161,625	250,509
Net cash used in financing activities	(1,757,898)	(1,898,686)	(832,967)

Net (decrease) increase in cash, restricted cash, and cash equivalents	(707,786)	(550,777)	640,926
Cash, restricted cash, and cash equivalents, beginning of the year	2,664,667	3,215,444	2,574,518

Cash, restricted cash, and cash equivalents, end of the year	$1,956,881	$2,664,667	$3,215,444

Supplemental disclosures of cash flow information:
Interest paid during the year, net of interest capitalized	$29,890	$29,203	$29,202
Income taxes paid during the year, net of refunds	$438,766	$409,853	$407,185

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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management continually evaluates the estimates used to prepare the consolidated financial statements and updates those estimates as necessary. In general, our estimates are based on historical experience, on information from third-party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates made by management.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

For the years ended December 31, 2025 and 2024, we incurred net pre-tax charges of approximately $75,900 and $7,200, respectively, related to the impairment of contract land deposits. For the year ended December 31, 2023, we recognized a net pre-tax recovery of approximately $2,900 of contract land deposits previously determined to be unrecoverable. The contract land deposit assets on the accompanying consolidated balance sheets are shown net of the allowance for losses of $110,958 and $58,597 as of December 31, 2025 and 2024, respectively.
Land Under Development
On a limited basis, we directly acquire raw parcels of land already zoned for their intended use to develop into finished lots. Land under development includes the land acquisition costs, direct development costs, capitalized interest, where applicable, and real estate taxes. For the years ended December 31, 2025, 2024 and 2023, our capitalized interests costs have been inconsequential.
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
We recognize operating lease expense on a straight-line basis over the lease term. We have elected to use the portfolio approach for certain equipment leases which have similar lease terms and payment schedules. Additionally, for certain equipment we account for the lease and non-lease components as a single lease component. Our sublease income is de minimis. We have certain leases, primarily the leases of model homes, which have initial lease terms of twelve months or less ("Short-term leases"). As is allowed under GAAP, we have elected to exclude Short-term leases from the recognition requirements and they are not included in our recognized ROU assets and lease liabilities. Operating leases are reported in "Operating lease right-of-use assets" and "Operating lease liabilities" and finance leases are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying consolidated balance sheets. See Note 11 herein for further information.
Warranty/Product Liability Reserves
We establish warranty and product liability reserves ("Warranty Reserve") to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our homebuilding business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third-party experts such as engineers, and discussions with our General Counsel and outside counsel retained to handle specific product liability cases.
Mortgage Repurchase Reserve, Mortgage Loans Held for Sale and Derivatives and Hedging Activities
We originate several different loan products to our customers to finance the purchase of a home through our wholly-owned mortgage subsidiary, NVR Mortgage Finance, Inc. (“NVRM”). NVRM sells the loans it originates into the secondary market primarily on a servicing released basis, typically within 30 days from closing. All of the loans that NVRM originates are underwritten

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

to the standards and specifications of the ultimate investor. Those underwriting standards are typically equal to or more stringent than the underwriting standards required by Fannie Mae (“FNMA”), Ginnie Mae (“GNMA”), Freddie Mac ("FHLMC"), the Department of Veterans Affairs (“VA”) and the Federal Housing Administration (“FHA”). Insofar as NVRM underwrites its originated loans to those standards, NVRM bears no increased concentration of credit risk from the issuance of loans, except in certain limited instances where repurchases or early payment defaults occur. NVRM employs a quality control department to ensure that its underwriting controls are operating effectively, and further assesses the underwriting function as part of its assessment of internal controls over financial reporting. NVRM maintains a reserve for losses on mortgage loans originated that reflects our judgment of the present loss exposure in the loans that NVRM has originated and sold. The reserve is calculated based on an analysis of historical experience and exposure. As of December 31, 2025, and 2024, our mortgage repurchase reserve was approximately $18,900 and $18,700, respectively.
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
Mortgage loans held for sale are recorded at fair value using observable market information including pricing from actual market transactions and investor commitment prices. This approach reduces earnings volatility by matching changes in fair value in mortgage loans held for sale with the offsetting change in fair value of the forward delivery contracts used to economically hedge them.
Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Weighted average number of shares outstanding used to calculate basic EPS	2,900,027	3,109,630	3,238,161
Dilutive securities:
Stock options and restricted share units	169,076	209,804	197,133
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	3,069,103	3,319,434	3,435,294

The assumed proceeds used in the treasury method for calculating our diluted earnings per share includes the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services not yet recognized.
The following stock options and restricted share units issued under equity incentive plans were outstanding during the years ended December 31, 2025, 2024 and 2023, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Year Ended December 31,
	2025	2024	2023
Anti-dilutive securities	9,374	5,230	14,444

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Revenues – Homebuilding Operations
We build single-family detached homes, townhomes and condominiums, which generally are constructed on a pre-sold basis. Revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, consisting of deposits received from customers on homes not settled, were $249,210 and $322,926 as of December 31, 2025 and 2024, respectively. Substantially all customer deposits are recognized in revenue within twelve months of being received from customers. Our contract assets, consisting of prepaid sales compensation, totaled approximately $16,300 and $21,700 as of December 31, 2025 and 2024, respectively. These amounts are included in homebuilding “Other assets” on the accompanying consolidated balance sheets.
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
Financial Instruments
Except as otherwise noted herein, we believe that the carrying value approximates the fair value of our financial instruments (see Note 13 herein for further information).
Equity-Based Compensation
We recognize equity-based compensation expense within our income statement for all share-based payment arrangements, which includes non-qualified stock options to purchase shares of NVR common stock ("Options") and restricted share units ("RSUs"). Compensation expense is based on grant-date fair value of the Options and RSUs granted, and is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). Options and RSUs which are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation expense is recognized when it becomes probable that the stated performance target will be achieved. We calculate the fair value of our Options, which are not publicly traded, using the Black-Scholes option-pricing model. The grant date fair value of the RSUs is the closing price of our common stock on the day immediately preceding the date of grant. The reversal of compensation expense previously recognized for grants forfeited is recorded in the period in which the forfeiture occurs. Our equity-based compensation plans are accounted for as equity-classified awards (see Note 10 herein for further discussion of equity-based compensation plans).
Comprehensive Income
For the years ended December 31, 2025, 2024 and 2023, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying consolidated financial statements.

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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures." The amendments in the ASU require disclosure of specific categories in the rate reconciliation and for the entity to provide additional information for reconciling items that meet a quantitative threshold. Public entities are required to apply the disclosure requirements in ASU 2023-09 on an annual basis. The Company adopted ASU 2023-09 during the year ended December 31, 2025. See Note 9 in the accompanying notes to the consolidated financial statements for further detail.

2.    Segment Information, Nature of Operations, and Certain Concentrations
Our homebuilding operations primarily construct and sell single-family detached homes, townhomes and condominiums under three trade names: Ryan Homes, NVHomes and Heartland Homes. The Ryan Homes product is marketed primarily to first-time and first-time move-up buyers. Ryan Homes operates in thirty-seven metropolitan areas located in Maryland, Virginia, Washington, D.C., Delaware, West Virginia, Pennsylvania, Ohio, New York, New Jersey, Indiana, Illinois, North Carolina, South Carolina, Georgia, Florida, Tennessee and Kentucky. The NVHomes and Heartland Homes products are marketed primarily to move-up and luxury buyers. NVHomes operates in Delaware, New Jersey, and the Washington, D.C., Baltimore, MD and Philadelphia, PA metropolitan areas. Heartland Homes operates in the Pittsburgh, PA metropolitan area.
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

The following tables present certain segment financial data, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Homebuilding Mid Atlantic	$4,372,010	$4,423,768	$4,189,957
Homebuilding North East	1,202,411	1,165,873	948,289
Homebuilding Mid East	1,875,046	1,861,735	1,723,514
Homebuilding South East	2,644,802	2,841,049	2,452,845
Mortgage Banking	229,690	232,054	203,597
Consolidated revenues	$10,323,959	$10,524,479	$9,518,202

	Year Ended December 31,
	2025	2024	2023
Segment cost of sales:
Homebuilding Mid Atlantic	$(3,352,548)	$(3,318,299)	$(3,165,964)
Homebuilding North East	(895,669)	(862,223)	(704,654)
Homebuilding Mid East	(1,479,047)	(1,447,286)	(1,350,843)
Homebuilding South East	(2,160,303)	(2,206,202)	(1,823,002)

	Year Ended December 31,
	2025	2024	2023
Segment selling, general & administrative expense:
Homebuilding Mid Atlantic	$(148,955)	$(151,470)	$(144,641)
Homebuilding North East	(47,627)	(46,132)	(41,651)
Homebuilding Mid East	(81,941)	(80,254)	(76,241)
Homebuilding South East	(160,145)	(142,865)	(111,432)
Mortgage Banking	(95,347)	(96,630)	(85,555)

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$(149,923)	$(139,780)	$(135,618)
Homebuilding North East	(46,106)	(40,614)	(33,269)
Homebuilding Mid East	(47,708)	(43,989)	(39,005)
Homebuilding South East	(124,961)	(106,514)	(80,913)

	Year Ended December 31,
	2025	2024	2023
Other segment items, net:
Homebuilding Mid Atlantic	$2,015	$2,036	$1,589
Homebuilding North East	537	321	297
Homebuilding Mid East	640	628	440
Homebuilding South East	2,618	2,690	3,040
Mortgage Banking (1)	21,818	23,777	20,271

(1)This item relates primarily to interest income received on mortgage loans closed and mortgage loans held for sale.

	Year Ended December 31,
	2025	2024	2023
Segment profit:
Homebuilding Mid Atlantic	$722,599	$816,255	$745,323
Homebuilding North East	213,546	217,225	169,012
Homebuilding Mid East	266,990	290,834	257,865
Homebuilding South East	202,011	388,158	440,538
Mortgage Banking	156,161	159,201	138,313
Total segment profit	1,561,307	1,871,673	1,751,051
Reconciling items:
Contract land deposit allowance adjustment (2)	(72,276)	6,228	3,279
Equity-based compensation expense (3)	(69,213)	(73,925)	(99,507)
Corporate capital allocation (4)	368,698	330,897	288,805
Unallocated corporate overhead	(146,123)	(156,470)	(175,208)
Consolidation adjustments and other (5)	62,872	26,424	44,619
Corporate interest income	84,158	137,530	142,083
Corporate interest expense	(27,491)	(26,851)	(26,749)
Reconciling items sub-total	200,625	243,833	177,322
Consolidated profit before taxes	$1,761,932	$2,115,506	$1,928,373

(2)    This item represents changes to the contract land deposit impairment allowance, which are not allocated to our reportable segments. See further discussion of contract land deposit impairment charges in Note 3.
(3)    This item represents compensation expense for all Option and RSU grants. See Note 10 for additional discussion of equity-based compensation.
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

	As of December 31,
	2025	2024
Assets:
Homebuilding Mid Atlantic	$1,185,864	$1,337,659
Homebuilding North East	374,313	368,300
Homebuilding Mid East	359,826	396,854
Homebuilding South East	971,162	914,318
Mortgage Banking	760,020	485,409
Total segment assets	3,651,185	3,502,540
Reconciling items:
Cash and cash equivalents	1,883,844	2,561,339
Deferred taxes	143,666	142,192
Intangible assets and goodwill	48,927	49,368
Operating lease right-of-use assets	110,535	78,340
Finance lease right-of-use assets	39,080	37,638
Contract land deposit allowance	(110,958)	(58,597)
Consolidation adjustments and other	90,651	68,168
Reconciling items sub-total	2,205,745	2,878,448
Consolidated assets	$5,856,930	$6,380,988

3.    Variable Interest Entities ("VIEs")

We generally do not engage in land development. Instead, we typically acquire finished building lots at market prices from various third-party land developers under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the LPAs. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.
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
As of December 31, 2025, we controlled approximately 169,250 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $920,100 and $4,600, respectively. As noted above, our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. During 2025, we incurred pre-tax impairment charges on lot deposits of approximately $75,900. Our contract land deposit asset is shown net of a $110,958 and $58,597 impairment allowance as of December 31, 2025 and December 31, 2024, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 38,200 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $42,300 as of December 31, 2025, of which approximately $9,000 is refundable if we do not perform under the contract. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of December 31, 2025 and 2024 was as follows:

	As of December 31,
	2025	2024
Contract land deposits	$962,416	$785,272
Allowance for losses on contract land deposits	(110,958)	(58,597)
Contract land deposits, net	851,458	726,675
Contingent obligations in the form of letters of credit	4,565	8,722
Total risk of loss	$856,023	$735,397

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
As of December 31, 2025, we had an aggregate investment totaling approximately $78,100 in five JVs that are expected to produce approximately 8,900 lots, of which approximately 8,550 lots were controlled by us and the remaining approximately 350 lots were either under contract with unrelated parties or not currently under contract. We had additional funding commitments totaling approximately $34,100 in three of the JVs as of December 31, 2025. The investment in JVs is reported in the “Other assets” line item on the accompanying consolidated balance sheets. None of the JVs had any indicators of impairment as of December 31, 2025.
As of December 31, 2024, we had an aggregate investment totaling approximately $29,300 in three JVs that were expected to produce approximately 5,150 finished lots, of which approximately 4,800 lots were controlled by us and the remaining approximately

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

350 lots were either under contract with unrelated parties or not currently under contract. In addition, as of December 31, 2024, we had additional funding commitments in the aggregate totaling approximately $8,400 in one of the JVs.

5.    Land Under Development
On a limited basis, we directly acquire raw land parcels already zoned for its intended use to develop into finished lots.  Land under development includes the land acquisition costs, direct development costs, capitalized interest, where applicable, and real estate taxes. During the second quarter of 2025, we sold a land parcel to a developer for approximately $32,700. In conjunction with the sale, we entered into an LPA with the developer for the option to purchase the finished lots expected to be developed from the parcel.
As of December 31, 2025, we owned land with a carrying value of $39,312 that we expect to be developed into approximately 2,300 finished lots primarily for use in our homebuilding operations. None of our land under development projects had any indicators of impairment as of December 31, 2025.
As of December 31, 2024, we owned land with a carrying value of $65,394, which was expected to produce approximately 2,600 finished lots.

6.    Property, Plant and Equipment (“PP&E”)

	As of December 31,
	2025	2024
Homebuilding:
Office facilities and other	$52,107	$53,513
Model home furniture and fixtures	30,722	33,842
Production facilities	125,611	115,680
Finance lease right-of-use assets	55,650	48,483
Gross Homebuilding PP&E	264,090	251,518
Less: accumulated depreciation and amortization	(160,320)	(155,899)
Net Homebuilding PP&E	$103,770	$95,619

Mortgage Banking:
Office facilities and other	$19,303	$19,174
Less: accumulated depreciation	(11,576)	(11,801)
Net Mortgage Banking PP&E	$7,727	$7,373

7.    Debt
As of December 31, 2025, we had the following debt instruments outstanding:
Senior Notes
On May 4, 2020, we issued $600,000 of the 2030 Senior Notes. The 2030 Senior Notes were issued at a discount to yield 3.02% and have been reflected net of the unamortized discount and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Senior Notes resulted in aggregate net proceeds of approximately $595,200, after deducting underwriting discount and offering expenses. The 2030 Senior Notes mature on May 15, 2030 and bear interest at 3.00%, payable semi-annually in arrears on May 15 and November 15. As of December 31, 2025 and 2024, the unamortized discount was $540 and $653, respectively, and unamortized debt issuance costs were $1,580 and $1,941, respectively.
On September 9 and September 17, 2020, we issued an additional $250,000 and $50,000, respectively, of the 2030 Senior Notes (the "2030 Additional Notes" and together with the 2030 Senior Notes, the "Senior Notes"). The 2030 Additional Notes were issued at a premium to yield 2.00% and have been reflected net of the unamortized premium and unamortized debt issuance costs in the accompanying consolidated balance sheet. The offering of the 2030 Additional Notes resulted in aggregate net proceeds of approximately $323,600, including the underwriting premium, less offering expenses. As of December 31, 2025 and 2024, the 2030 Additional Notes unamortized premium was $11,929 and $14,510, respectively, and unamortized debt issuance costs were $650 and $798, respectively.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The Senior Notes are senior unsecured obligations and rank equally in right of payment with any of our existing and future unsecured senior indebtedness, will rank senior in right of payment to any of our future indebtedness that is by its terms expressly subordinated to the Senior Notes and will be effectively subordinated to any of our existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The indenture governing the Senior Notes has, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of December 31, 2025.
Credit Agreement
On March 11, 2025, we entered into the Second Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, BOFA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, and other lenders party thereto ("Amended Credit Agreement"). The Amended Credit Agreement replaced the Company's previous credit agreement dated February 12, 2021 and most recently amended December 9, 2022, which contained substantially similar terms, and extended the maturity date from February 12, 2026 to March 11, 2030. The Amended Credit Agreement provides for aggregate revolving loan commitments of $300,000 (the "Facility"). The Amended Credit Agreement has an uncommitted accordion feature which allows the Company to increase the commitment by an additional $300,000 in the form of revolving loan commitments or term loans to the extent that new or existing lenders agree to provide additional revolving loan or term loan commitments. In addition, the Amended Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit of which approximately $9,700 was outstanding as of December 31, 2025. Borrowings under the Amended Credit Agreement generally bear interest for Base Rate Loans at a Base Rate equal to the highest of (a) the Federal Funds Rate plus one-half of one percent, (b) Bank of America’s publicly announced “prime rate,” (c) one percent or (d) Term SOFR plus 100 basis points.
The Amended Credit Agreement contains various representations and affirmative and negative covenants that are generally customary for credit facilities of this type. Such covenants include, among others, the following financial maintenance covenants: (i) minimum consolidated tangible net worth; (ii) minimum interest coverage ratio or minimum liquidity and (iii) a maximum leverage ratio. The negative covenants include, among others, certain limitations on liens, investments and fundamental changes. The Amended Credit Agreement termination date is March 11, 2030. We were in compliance with all covenants under the Amended Credit Agreement as of December 31, 2025. As of both December 31, 2025, and 2024, there was no debt outstanding under the Facility.
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
Advances under the Repurchase Agreement bear interest at SOFR plus the SOFR Margin of 1.70%, per annum, provided that the Pricing Rate shall not be less than 1.70%. The Pricing Rate as of December 31, 2025 was 5.39%. There are several restrictions on purchased loans, including that they cannot be sold to others, they cannot be pledged to anyone other than the agent, and they cannot support any other borrowing or repurchase agreement. Amounts outstanding under the Repurchase Agreement are collateralized by our mortgage loans held for sale. As of December 31, 2025, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement. As of both December 31, 2025 and 2024, there was no debt outstanding under the Repurchase Agreement. The Repurchase Agreement expires on July 10, 2026.
The Repurchase Agreement contains various affirmative and negative covenants. The negative covenants include, among others, certain limitations on transactions involving acquisitions, mergers, the incurrence of debt, sale of assets and creation of liens upon any of its Mortgage Notes. Additional covenants include (i) a tangible net worth requirement, (ii) a minimum liquidity requirement, (iii) a minimum net income requirement, and (iv) a maximum leverage ratio requirement. NVRM was in compliance with all covenants under the Repurchase Agreement as of December 31, 2025.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

8.    Common Stock
There were 2,799,387 and 3,011,644 common shares outstanding as of December 31, 2025 and 2024, respectively. We issue shares from the treasury account for all equity plan activity. We made the following share repurchases and issuances during the years indicated:

	Year Ended December 31,
	2025	2024	2023
Aggregate purchase price	$1,818,595	$2,057,677	$1,081,815
Number of shares repurchased	243,082	256,871	181,499
Number of treasury shares issued	30,825	73,009	158,022

9.    Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$329,813	$326,357	$261,481
State	93,746	101,428	79,023
Deferred:
Federal	(610)	5,470	(3,986)
State	(833)	323	244
Income tax expense	$422,116	$433,578	$336,762

Deferred income taxes on our consolidated balance sheets were comprised of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Other accrued expenses and contract land deposit allowance	$79,308	$68,784
Deferred compensation	4,351	4,349
Equity-based compensation expense	48,518	47,467
Inventory	16,727	18,468
Unrecognized tax benefit	5,400	6,998
Other	9,833	13,595
Total deferred tax assets	164,137	159,661
Less: Deferred tax liabilities	13,168	10,135
Net deferred tax asset	$150,969	$149,526
Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes and equity-based compensation expense, which are not currently deductible for tax return purposes.
Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. Federal taxable income is estimated to be approximately $1,588,000 for the year ended December 31, 2025, and was $1,679,957 for the year ended December 31, 2024.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

A reconciliation of our provision for income taxes and effective tax rate to the applicable statutory rates is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$370,005	21.00%	$444,256	21.00%	$404,958	21.00%
State and local income taxes, net of federal income tax effect (1)	79,683	4.53%	84,744	4.02%	66,379	3.44%
Federal tax credits	(2,402)	(0.14)%	(18,443)	(0.87)%	(12,839)	(0.67)%
Changes in valuation allowances	—	—%	—	—%	—	—%
Nontaxable or nondeductible items:
Excess tax benefits from equity-based compensation	(22,884)	(1.30)%	(76,711)	(3.63)%	(124,018)	(6.43)%
Other	3,868	0.22%	4,076	0.19%	5,932	0.31%
Changes in unrecognized tax benefits	(6,154)	(0.35)%	(4,344)	(0.21)%	(3,650)	(0.19)%
Effective tax rate	$422,116	23.96%	$433,578	20.50%	$336,762	17.46%
(1)State taxes in Maryland, Pennsylvania, and Virginia made up the majority (greater than 50%) of the tax expense in this category.

Total income taxes paid consists of the following:

	Year Ended December 31,
	2025	2024	2023
Federal taxes paid	$326,610	$321,700	$265,600
State and local taxes paid:
Maryland	26,098	*	32,700
Pennsylvania	*	*	30,596
Virginia	*	*	24,053
Other	86,058	88,153	54,236
Total Income Taxes Paid	$438,766	$409,853	$407,185
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

We file a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where we maintain operations. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$20,909	$25,588
Additions based on tax positions related to the current year	610	572
Reductions for tax positions of prior years	(6,453)	(5,251)
Settlements	—	—
Balance at end of year	$15,066	$20,909

If recognized, the total amount of unrecognized tax benefits that would affect the effective tax rate (net of the federal tax benefit) is $11,902 as of December 31, 2025.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We recognize interest related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2025 and 2024, we recognized a net reversal of accrued interest on unrecognized tax benefits in the amount of $1,428 and $264, respectively. For the year ended December 31, 2023, we recognized a net addition of accrued interest on unrecognized tax benefits in the amount of $106. As of December 31, 2025 and 2024, we had a total of $8,600 and $10,028, respectively, of accrued interest on unrecognized tax benefits which are included in “Accrued expenses and other liabilities” on the accompanying consolidated balance sheets.

10.    Equity-Based Compensation, Profit Sharing and Deferred Compensation Plans
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
The following table provides a summary of each of our equity-based compensation plans with grants outstanding as of December 31, 2025. Each of the following plans was approved by our shareholders:

Equity-Based Compensation Plans	Shares Authorized	Options/RSUs Outstanding	Shares Available to Issue
2010 Equity Incentive Plan (1)	700,000	9,415	—
2014 Equity Incentive Plan (2)	950,000	188,908	—
2018 Equity Incentive Plan (3)	275,000	151,882	91,607

(1)The 2010 Equity Incentive Plan (the “2010 Plan”) authorized us to issue Options and RSUs. There were 9,415 Options outstanding as of December 31, 2025. Shares can no longer be granted from this plan.

(2)The 2014 Equity Incentive Plan (the “2014 Plan”) authorized us to issue Options only. Shares can no longer be granted from this plan.

(3)The 2018 Equity Incentive Plan (the "2018 Plan") authorizes us to issue Options and RSUs. Of the 275,000 aggregate shares authorized to issue, all may be granted in the form of Options and up to 40,000 may be granted in the form of RSUs. There were 134,969 Options and 16,913 RSUs outstanding as of December 31, 2025. Of the 91,607 shares available to issue, 16,778 may be granted in the form of RSUs.

During 2025, we issued 4,204 Options under the 2018 Plan. Of the Options issued, 2,838 vest over four years in 25% increments beginning on December 31, 2027, and 1,366 vest over two years in 50% increments beginning predominately on December 31, 2029. Vesting for half of the Options issued is contingent solely upon continued employment, while vesting for the other half of the Options is contingent upon both continued employment and our return on capital performance during the three year period beginning with either 2025 or 2026, based on the Option's initial vesting date.
In addition, we granted 1,428 RSUs under the 2018 Plan during 2025. Of the RSUs granted, 938 RSUs will vest over four years in 25% increments beginning on December 31, 2027, and 490 RSUs will vest over two years in 50% increments beginning predominately on December 31, 2027. Vesting for approximately half of the RSUs issued is contingent solely upon continued employment, while vesting for the remaining RSUs issued is contingent upon both continued employment and our return on capital performance during the three year periods beginning with either 2025 or 2026, based on the RSU's initial vesting date.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The following table provides additional information relative to our equity-based compensation plans for the year ended December 31, 2025:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2024	365,682	$3,815.26
Granted	4,204	7,475.57
Exercised	(24,687)	3,246.50
Forfeited	(11,907)	4,460.21
Outstanding at December 31, 2025	333,292	$3,880.52	4.6	$1,138,593
Exercisable at December 31, 2025	231,016	$3,492.82	3.8	$877,848

RSUs
Outstanding at December 31, 2024	23,047
Granted	1,428
Vested	(6,138)
Forfeited	(1,424)
Outstanding at December 31, 2025	16,913			$123,343
Vested, but not issued at December 31, 2025	7,221			$52,661

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
The fair value of the Options granted during 2025, 2024 and 2023 was estimated on the grant date using the Pricing Model, based on the following assumptions:

	2025	2024	2023
Estimated option life (years)	5.74	6.03	6.05
Risk free interest rate (range)	3.74%-4.72%	3.94%-4.79%	3.53%-4.69%
Expected volatility (range)	24.06%-29.61%	24.16%-31.56%	26.75%-30.01%
Expected dividend rate	—%	—%	—%
Weighted average grant-date fair value per share of options granted	$2,567.56	$2,631.86	$1,936.08

The weighted average grant date fair value per share of $7,626.05 for the RSUs was determined based on the closing price of our common stock on the day immediately preceding the date of grant.
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

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. In 2025, 2024 and 2023, we recognized $69,213, $73,925, and $99,507 in equity-based compensation costs, respectively, and approximately $14,700, $15,900, and $19,900 in tax benefit related to equity-based compensation costs, respectively.
As of December 31, 2025, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $133,900. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2031. The weighted-average period over which the unrecognized compensation cost will be recorded is equal to approximately 1.6 years.
We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. Shares are relieved from the treasury account based on the weighted average cost of treasury shares acquired. During the years ended December 31, 2025, 2024 and 2023, we issued 30,825, 73,009 and 158,022 shares, respectively, from the treasury account for Option exercises and vesting of RSUs. Information with respect to the vested RSUs and exercised Options is as follows:

	Year Ended December 31,
	2025	2024	2023
Aggregate exercise proceeds	$80,146	$161,625	$250,509
Aggregate intrinsic value on exercise dates	$158,678	$423,258	$635,709

Profit Sharing Plans
We have a trustee-administered, profit sharing retirement plan (the “Profit Sharing Plan”) and an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. The Profit Sharing Plan and the ESOP provide for annual discretionary contributions in amounts as determined by our Board of Directors. The combined plan contribution for the years ended December 31, 2025, 2024 and 2023 equaled approximately $29,400, $30,200 and $26,200, respectively. We purchased approximately 3,900 and 3,700 shares of our common stock in the open market for the 2025 and 2024 plan year contributions to the ESOP, respectively. As of December 31, 2025, all shares held by the ESOP had been allocated to participants’ accounts. The 2025 plan year contribution was funded and fully allocated to participants in February 2026.
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
The rabbi trust account held 106,697 shares of NVR common stock as of both December 31, 2025 and 2024. Shares held by the Deferred Comp Plans are treated as outstanding shares in our earnings per share calculation for each of the years ended December 31, 2025, 2024 and 2023.

11.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have entered into finance leases for two of our production facilities and certain plant equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the lease. Operating leases are reported in "Operating lease right-of-use assets" and "Operating lease liabilities" and finance leases are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying consolidated balance sheets. Our finance lease ROU assets and liabilities were $39,080 and $42,474, respectively, as of December 31, 2025 and $37,638 and $40,036, respectively, as of December 31, 2024. See Note 1 herein for additional information regarding leases.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Lease expense
Operating lease expense	$43,099	$39,245	$37,262
Finance lease expense:
Amortization of ROU assets	5,727	3,377	2,059
Interest on lease liabilities	1,866	1,071	421
Short-term lease expense	33,035	33,108	30,607
Total lease expense	$83,727	$76,801	$70,349

Other information related to leases was as follows:

	Year Ended December 31,
	2025	2024
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,930	$31,373
Operating cash flows from finance leases	$1,866	$1,071
Financing cash flows from finance leases	$4,728	$2,634

ROU assets obtained in exchange for lease obligations:
Operating leases	$61,901	$35,993
Finance leases	$7,167	$27,705

Weighted-average remaining lease term (in years):
Operating leases	7.2	6.0
Finance leases	8.6	9.6

Weighted-average discount rate:
Operating leases	4.8%	4.5%
Finance leases	4.8%	4.7%

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

We are committed under multiple non-cancellable operating and finance leases involving office space, model homes, production facilities, automobiles and production equipment. Future lease payments under these operating and finance leases as of December 31, 2025 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$42,811	$8,246
2027	30,001	6,692
2028	24,561	6,038
2029	20,412	5,949
2030	14,829	5,807
Thereafter	47,852	19,210
Total lease payments	180,466	51,942
Less:
Imputed interest	28,008	9,468
Short-term lease payments	8,725	—
Total lease liability	$143,733	$42,474

12.    Commitments and Contingent Liabilities
Litigation
We are involved in various litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.
Contract Land Deposits
We generally do not engage in land development. Instead, we typically acquire finished building lots from various third-party land developers under LPAs. The LPAs require deposits that may be forfeited if we fail to perform under the agreements. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots. As of December 31, 2025, assuming that contractual development milestones are met and we exercise our option, we expect to place additional forfeitable deposits with land developers under existing LPAs of approximately $733,900.
Bonds and Letters of Credit
During the ordinary course of operating the homebuilding and mortgage banking businesses, we are required to enter into bond or letter of credit arrangements with local municipalities, government agencies, or land developers to collateralize our obligations under various contracts. As of December 31, 2025, we had contingent obligations of approximately $46,300 in bonds and approximately $9,700 in letters of credit issued under the Credit Agreement. We believe we will fulfill our obligations under the related contracts and do not anticipate any material losses under these bonds or letters of credit.
Warranty Reserve
The following table reflects the changes in our warranty reserve (see Note 1 herein for further discussion of warranty/product liability reserves):

	Year Ended December 31,
	2025	2024	2023
Warranty reserve, beginning of year	$133,095	$146,283	$144,006
Provision	73,318	84,945	95,193
Payments	(89,851)	(98,133)	(92,916)
Warranty reserve, end of year	$116,562	$133,095	$146,283

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
Financial Instruments
The estimated fair values of our Senior Notes as of December 31, 2025 and 2024 were $852,930 and $811,161, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of December 31, 2025 and 2024 were $909,160 and $911,118, respectively.
Due to the short term nature of our cash equivalents, we believe that differences between their carrying value and fair value are insignificant.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, NVRM enters into contractual commitments to extend credit to homebuyers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM, and some of these commitments include a float down option. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sales contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings.

To calculate the fair value of rate lock commitments, NVRM utilizes applicable published mortgage-backed security prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount. NVRM sells its loans primarily on a servicing released basis, and receives a servicing released premium upon sale. Thus, the value of the servicing rights is included in the fair value measurement and is based upon contractual terms with investors and varies depending on the loan type. NVRM assumes a fallout rate when measuring the fair value of rate lock commitments. Fallout is defined as locked loan commitments for which NVRM does not close a mortgage loan and is based on historical experience and market conditions.

The fair value of NVRM’s forward sales contracts to investors solely considers the market price movement of the same type of security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Mortgage loans held for sale are recorded at fair value using observable market information including pricing from actual market transactions and investor commitment prices. This approach reduces earnings volatility by matching changes in fair value in mortgage loans held for sale with the offsetting change in fair value of the forward delivery contracts used to economically hedge them.

NVR, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	As of December 31,
	2025	2024
Rate lock commitments:
Gross assets	$37,437	$34,935
Gross liabilities	158	25,739
Net rate lock commitments	$37,279	$9,196
Forward sales contracts:
Gross assets	$1,348	$6,822
Gross liabilities	1,236	1,122
Net forward sales contracts	$112	$5,700

As of December 31, 2025 and 2024, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying consolidated balance sheets.
The fair value measurement as of December 31, 2025 and 2024 was as follows:

		As of December 31,
		2025		2024
	Fair Value Hierarchy	Notional or Principal Amount	Fair Value Measurement	Notional or Principal Amount	Fair Value Measurement
Rate lock commitments	Level 2	$1,707,835	$37,279	$2,006,907	$9,196
Forward sales contracts	Level 2	$1,430,400	$112	$2,140,042	$5,700
Mortgage loans held for sale	Level 2	$557,540	$571,596	$352,489	$355,209

The net gain on sale of loans was $187,750, $188,554, and $162,658 for the periods ended December 31, 2025, 2024 and 2023, respectively, and is included in mortgage banking fees in the accompanying consolidated statements of income. These amounts include realized and unrealized gains and losses associated with fair value measurements, rate lock commitments, forward sale contracts and mortgage loans held for sale.