Form 10-Q
period 2026-03-31
NVR INC
filed 2026-05-06
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026 there were 2,699,292 total shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Homebuilding:
Cash and cash equivalents	$1,645,786	$1,883,844
Restricted cash	40,606	34,348
Receivables	35,423	32,742
Inventory:
Lots and housing units, covered under sales agreements with customers	1,652,220	1,410,695
Unsold lots and housing units	244,499	252,029
Land under development	19,433	39,312
Building materials and other	22,358	21,524
	1,938,510	1,723,560

Contract land deposits, net	938,981	851,458
Property, plant and equipment, net	100,899	103,770
Operating lease right-of-use assets	108,985	110,535
Other assets	335,331	349,306
	5,144,521	5,089,563
Mortgage Banking:
Cash and cash equivalents	36,281	32,642
Restricted cash	7,014	6,047
Mortgage loans held for sale, net	287,475	571,596
Property and equipment, net	7,892	7,727
Operating lease right-of-use assets	23,035	23,953
Other assets	79,560	125,402
	441,257	767,367
Total assets	$5,585,778	$5,856,930

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$332,321	$259,244
Accrued expenses and other liabilities	374,987	376,976
Customer deposits	273,422	249,210
Operating lease liabilities	116,040	117,589
Senior notes	908,662	909,160
	2,005,432	1,912,179
Mortgage Banking:
Accounts payable and other liabilities	61,162	53,738
Operating lease liabilities	25,150	26,144
	86,312	79,882
Total liabilities	2,091,744	1,992,061

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both March 31, 2026 and December 31, 2025	206	206
Additional paid-in capital	3,202,642	3,155,367
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both March 31, 2026 and December 31, 2025	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	16,585,128	16,386,769
Less treasury stock at cost – 17,823,503 and 17,755,943 shares as of March 31, 2026 and December 31, 2025, respectively	(16,293,942)	(15,677,473)
Total shareholders' equity	3,494,034	3,864,869
Total liabilities and shareholders' equity	$5,585,778	$5,856,930

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Homebuilding:
Revenues	$1,834,879	$2,350,445
Other income	28,049	26,712
Cost of sales	(1,474,539)	(1,835,375)
Selling, general and administrative	(156,971)	(165,117)
Interest expense	(6,854)	(7,181)
Homebuilding income	224,564	369,484

Mortgage Banking:
Mortgage banking fees	46,184	52,587
Interest income	3,629	3,806
Other income	777	1,093
General and administrative	(23,127)	(24,693)
Interest expense	(333)	(273)
Mortgage banking income	27,130	32,520

Income before taxes	251,694	402,004
Income tax expense	(53,335)	(102,428)

Net income	$198,359	$299,576

Basic earnings per share	$71.33	$100.41

Diluted earnings per share	$67.76	$94.83

Basic weighted average shares outstanding	2,781	2,984

Diluted weighted average shares outstanding	2,928	3,159

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$198,359	$299,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,742	5,782
Equity-based compensation expense	13,287	18,527
Contract land deposit impairments, net	8,901	8,118
Gain on sale of loans, net	(38,871)	(42,987)
Mortgage loans closed	(1,056,391)	(1,433,354)
Mortgage loans sold and principal payments on mortgage loans held for sale	1,371,938	1,416,656
Net change in assets and liabilities:
Increase in inventory	(214,950)	(51,665)
Increase in contract land deposits	(96,424)	(38,640)
Decrease (increase) in receivables	49,904	(18,167)
Increase in accounts payable and accrued expenses	71,782	55,502
Increase (decrease) in customer deposits	24,212	(7,180)
Other, net	1,197	(4,387)
Net cash provided by operating activities	339,686	207,781

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(4,388)	(8,167)
Proceeds from the sale of ownership interest in unconsolidated joint ventures	21,559	—
Purchase of property, plant and equipment	(4,871)	(7,059)
Proceeds from the sale of property, plant and equipment	165	210
Net cash provided by (used in) investing activities	12,465	(15,016)

Cash flows from financing activities:
Purchase of treasury stock	(631,956)	(583,394)
Principal payments on finance lease liabilities	(1,476)	(1,066)
Proceeds from the exercise of stock options	54,087	14,938
Net cash used in financing activities	(579,345)	(569,522)

Net decrease in cash, restricted cash, and cash equivalents	(227,194)	(376,757)
Cash, restricted cash, and cash equivalents, beginning of the period	1,956,881	2,664,667

Cash, restricted cash, and cash equivalents, end of the period	$1,729,687	$2,287,910

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$810	$651
Income taxes paid during the period, net of refunds	$5,255	$3,863

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR”, the “Company”, "we", "us" or "our") and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three months ended March 31, 2026 and 2025, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $273,422 and $249,210 as of March 31, 2026 and December 31, 2025, respectively. Substantially all customer deposits are recognized in revenue within twelve months of being received from customers. Our contract assets, consisting of prepaid sales compensation, totaled approximately $21,300 and $16,300 as of March 31, 2026 and December 31, 2025, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of March 31, 2026, we controlled approximately 172,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $1,004,400 and $5,500, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three month periods ended March 31, 2026 and 2025, we incurred pre-tax impairment charges on lot deposits of approximately $8,900 and $8,100, respectively. Our contract land deposit asset is shown net of a $113,459 and $110,958 impairment allowance as of March 31, 2026 and December 31, 2025, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 37,000 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $48,100 as of March 31, 2026, of which approximately $12,900 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Contract land deposits	$1,052,440	$962,416
Allowance for losses on contract land deposits	(113,459)	(110,958)
Contract land deposits, net	938,981	851,458
Contingent obligations in the form of letters of credit	5,482	4,565
Total risk of loss	$944,463	$856,023

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
During the first quarter of 2026, we sold our ownership interest in one of our JVs to a developer for approximately $21,800. In conjunction with the sale, we entered into an LPA with the developer for the option to purchase the finished lots expected to be developed.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
As of March 31, 2026, we had an aggregate investment totaling approximately $68,900 in four JVs that are expected to produce approximately 8,150 finished lots, all of which were controlled by us. We had additional JV funding commitments totaling approximately $26,000 as of March 31, 2026. As of December 31, 2025, our aggregate investment in JVs totaled approximately $78,100. Investments in JVs for the respective periods are reported in the homebuilding “Other assets” line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of March 31, 2026.
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
During the first quarter of 2026, we sold a land parcel to a developer for approximately $24,500. In conjunction with the sale, we entered into an LPA with the developer for the option to purchase the finished lots expected to be developed from the parcel.
As of March 31, 2026, we owned land with a carrying value of $19,433 that we intend to develop into approximately 1,450 finished lots. As of December 31, 2025, the carrying value of land under development was $39,312. None of the raw parcels had any indicators of impairment as of March 31, 2026.
5.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Weighted average number of shares outstanding used to calculate basic EPS	2,781,001	2,983,502
Dilutive securities:
Stock options and restricted share units	146,580	175,507
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	2,927,581	3,159,009
The following non-qualified stock options ("Options") and restricted share units ("RSUs") issued under equity incentive plans were outstanding during the three months ended March 31, 2026 and 2025, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2026	2025
Anti-dilutive securities	11,940	6,600

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
6.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended March 31, 2026 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2025	$206	$3,155,367	$16,386,769	$(15,677,473)	$(16,710)	$16,710	$3,864,869

Net income	—	—	198,359	—	—	—	198,359
Purchase of common stock for treasury	—	—	—	(636,568)	—	—	(636,568)
Equity-based compensation	—	13,287	—	—	—	—	13,287
Proceeds from Options exercised	—	54,087	—	—	—	—	54,087
Treasury stock issued upon Option exercise and RSU vesting	—	(20,099)	—	20,099	—	—	—
Balance, March 31, 2026	$206	$3,202,642	$16,585,128	$(16,293,942)	$(16,710)	$16,710	$3,494,034
A summary of changes in shareholders’ equity for the three months ended March 31, 2025 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2024	$206	$3,031,637	$15,046,953	$(13,868,724)	$(16,710)	$16,710	$4,210,072

Net income	—	—	299,576	—	—	—	299,576
Purchase of common stock for treasury	—	—	—	(588,449)	—	—	(588,449)
Equity-based compensation	—	18,527	—	—	—	—	18,527
Proceeds from Options exercised	—	14,938	—	—	—	—	14,938
Treasury stock issued upon Option exercise and RSU vesting	—	(8,065)	—	8,065	—	—	—
Balance, March 31, 2025	$206	$3,057,037	$15,346,529	$(14,449,108)	$(16,710)	$16,710	$3,954,664

We repurchased 90,180 and 77,120 shares of our outstanding common stock during the three months ended March 31, 2026 and 2025, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 22,620 and 10,091 shares from the treasury account during the three months ended March 31, 2026 and 2025, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.

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
The following table reflects the changes in our Warranty Reserve during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Warranty reserve, beginning of period	$116,561	$133,095
Provision	10,268	17,234
Payments	(16,167)	(20,537)
Warranty reserve, end of period	$110,662	$129,792

8.    Segment Disclosures
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
The following tables present certain segment financial data, with reconciliations to the amounts reported for the consolidated company, where applicable:

	Three Months Ended March 31,
	2026	2025
Revenues:
Homebuilding Mid Atlantic	$738,026	$1,082,235
Homebuilding North East	240,484	288,826
Homebuilding Mid East	310,452	412,409
Homebuilding South East	545,917	566,975
Mortgage Banking	46,184	52,587
Total consolidated revenues	$1,881,063	$2,403,032

	Three Months Ended March 31,
	2026	2025
Segment cost of sales:
Homebuilding Mid Atlantic	$(573,999)	$(821,126)
Homebuilding North East	(186,602)	(212,548)
Homebuilding Mid East	(246,526)	(328,090)
Homebuilding South East	(451,188)	(455,274)

	Three Months Ended March 31,
	2026	2025
Segment selling, general & administrative expense:
Homebuilding Mid Atlantic	$(38,113)	$(37,556)
Homebuilding North East	(10,545)	(10,701)
Homebuilding Mid East	(18,758)	(19,696)
Homebuilding South East	(36,860)	(37,985)
Mortgage Banking	(22,326)	(23,507)

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$(35,061)	$(37,143)
Homebuilding North East	(10,978)	(10,602)
Homebuilding Mid East	(10,656)	(11,207)
Homebuilding South East	(29,766)	(28,675)

	Three Months Ended March 31,
	2026	2025
Other segment items, net
Homebuilding Mid Atlantic	$457	$424
Homebuilding North East	90	136
Homebuilding Mid East	155	193
Homebuilding South East	542	689
Mortgage Banking (1)	4,073	4,626
(1)This item relates primarily to interest income received on mortgage loans closed and mortgage loans held for sale.

	Three Months Ended March 31,
	2026	2025
Segment profit:
Homebuilding Mid Atlantic	$91,310	$186,834
Homebuilding North East	32,449	55,111
Homebuilding Mid East	34,667	53,609
Homebuilding South East	28,645	45,730
Mortgage Banking	27,931	33,706
Total segment profit	215,002	374,990
Reconciling items:
Contract land deposit allowance adjustment (2)	(8,817)	(8,117)
Equity-based compensation expense (3)	(13,287)	(18,527)
Corporate capital allocation (4)	86,461	87,627
Unallocated corporate overhead	(56,000)	(55,969)
Consolidation adjustments and other (5)	17,815	3,932
Corporate interest income	17,359	25,199
Corporate interest expense	(6,839)	(7,131)
Reconciling items sub-total	36,692	27,014
Consolidated profit before taxes	$251,694	$402,004

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

	March 31, 2026	December 31, 2025
Assets:
Homebuilding Mid Atlantic	$1,325,414	$1,185,864
Homebuilding North East	395,991	374,313
Homebuilding Mid East	432,000	359,826
Homebuilding South East	1,047,194	971,162
Mortgage Banking	433,910	760,020
Total segment assets	3,634,509	3,651,185
Reconciling items (1):
Cash and cash equivalents	1,645,786	1,883,844
Deferred taxes	145,328	143,666
Intangible assets	48,927	48,927
Operating lease right-of-use assets	108,985	110,535
Finance lease right-of-use assets	37,492	39,080
Contract land deposit allowance	(113,459)	(110,958)
Consolidation adjustments and other	78,210	90,651
Reconciling items sub-total	1,951,269	2,205,745
Consolidated assets	$5,585,778	$5,856,930
(1) All reconciling items except for "intangible assets" are related to the Homebuilding Segment only.
9.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of March 31, 2026 and December 31, 2025 were $846,900 and $852,930, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of March 31, 2026 and December 31, 2025 were $908,662 and $909,160, respectively.
Due to the short term nature of our cash equivalents, we believe that the differences between their carrying value and fair value are insignificant.
Derivative Instruments and Mortgage Loans Held for Sale
In the normal course of business, our wholly owned subsidiary, NVR Mortgage Finance, Inc. (“NVRM”) enters into contractual commitments to extend credit to homebuyers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by NVRM,

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
and some of these commitments include a float down option. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, NVRM enters into optional or mandatory delivery forward sales contracts to sell whole loans and mortgage-backed securities to investors. The forward sales contracts lock-in a range of interest rates and prices for the sale of loans similar to the specific rate lock commitments. NVRM does not engage in speculative or trading derivative activities. Both the rate lock commitments to borrowers and the forward sales contracts to investors are undesignated derivatives and, accordingly, are marked to fair value through earnings.

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

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	March 31, 2026	December 31, 2025
Rate lock commitments:
Gross assets	$31,468	$37,437
Gross liabilities	100	158
Net rate lock commitments	$31,368	$37,279
Forward sales contracts:
Gross assets	$13,890	$1,348
Gross liabilities	916	1,236
Net forward sales contracts	$12,974	$112

As of March 31, 2026 and December 31, 2025, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying consolidated balance sheets.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The fair value measurement as of March 31, 2026 and December 31, 2025 was as follows:

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Notional or Principal Amount	Fair Value Measurement	Notional or Principal Amount	Fair Value Measurement
Rate lock commitments	Level 2	$2,049,874	$31,368	$1,707,835	$37,279
Forward sales contracts	Level 2	$1,814,000	$12,974	$1,430,400	$112
Mortgage loans held for sale	Level 2	$285,683	$287,475	$557,540	$571,596

The net gain on sale of loans was $38,377 and $42,651 for the periods ended March 31, 2026 and March 31, 2025, respectively, and is included in mortgage banking fees in the accompanying consolidated statements of income. These amounts include realized and unrealized gains and losses associated with fair value measurements, rate lock commitments, forward sale contracts and mortgage loans held for sale.

10.    Debt
As of March 31, 2026, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of March 31, 2026.
Credit Agreement
We have an unsecured Credit Agreement (the "Credit Agreement") which provides for aggregate revolving loan commitments of $300,000 (the "Facility"). The Credit Agreement has an uncommitted accordion feature allowing the Company to increase the commitment by an additional $300,000, subject to certain conditions and availability of additional Lender commitments. Additionally, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $11,200 was outstanding as of March 31, 2026. The Credit Agreement termination date is March 11, 2030. There were no borrowings outstanding under the Facility as of March 31, 2026.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The Repurchase Agreement expires on July 10, 2026. As of March 31, 2026, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
11.    Commitments and Contingencies
We are involved in various litigation arising in the ordinary course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Legal costs incurred in connection with outstanding litigation are expensed as incurred.
12.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease ROU assets and finance lease liabilities were $37,492 and $40,999, respectively, as of March 31, 2026, and $39,080 and $42,474, respectively, as of December 31, 2025. Our leases have remaining lease terms of up to 14.8 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Lease expense
Operating lease expense	$11,238	$10,316
Finance lease expense:
Amortization of ROU assets	1,588	1,333
Interest on lease liabilities	483	452
Short-term lease expense	7,877	8,307
Total lease expense	$21,186	$20,408

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
Other information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,567	$8,230
Operating cash flows from finance leases	483	452
Financing cash flows from finance leases	1,476	1,066

ROU assets obtained in exchange for lease obligations:
Operating leases	$7,031	$13,071
Finance leases	$—	$2,427

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	8.4	7.2
Finance leases	7.1	8.6

Weighted-average discount rate:
Operating leases	4.8%	4.8%
Finance leases	4.8%	4.8%

13.    Income Taxes
Our effective tax rate for the three months ended March 31, 2026 was 21.2% compared to 25.5% for the three months ended March 31, 2025. The decrease in the effective tax rate quarter over quarter is primarily attributable to recognizing a higher income tax benefit related to excess tax benefits from stock option exercises in the first quarter of 2026. For the three months ended March 31, 2026 and 2025, we recognized $12,590 and $2,664, respectively, in such income tax benefits.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands, except per share data)
Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases or other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” "could," or “anticipates” or the negative thereof or other comparable terminology. All statements other than of historical facts are forward-looking statements. Forward-looking statements contained in this document may include those regarding market trends, our financial position and financial results, business strategy, the outcome of pending litigation, investigations or similar contingencies, and projected plans and objectives of management for future operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to the following: general economic and business conditions (on both a national and regional level); interest rate changes; access to suitable financing by us and our customers; increased regulation in the mortgage banking industry; the ability of our mortgage banking subsidiary to sell loans it originates into the secondary market; competition; the availability and cost of land and other raw materials used by us in our homebuilding operations; shortages of labor; the economic impact of a major epidemic or pandemic; weather related slow-downs; building moratoriums; governmental regulation; fluctuation and volatility of stock and other financial markets; mortgage financing availability; and other factors over which we have little or no control. We undertake no obligation to update such forward-looking statements except as required by law. For additional information regarding risk factors and uncertainties, see Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Unless the context otherwise requires, references to “NVR,” “we,” “us,” or “our” include NVR and its consolidated subsidiaries.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
Business Environment and Current Outlook
During the first quarter of 2026, demand for new homes continued to be negatively impacted by affordability issues, high home inventory levels in certain markets, consumer sentiment and economic volatility. We expect that these issues may continue to weigh on demand and home prices. We also expect further margin pressure from higher land prices and from repositioning of communities as the housing market continues to adjust. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
Our lot acquisition strategy is predicated upon avoiding the financial requirements and risks associated with direct land ownership and development.  We generally do not engage in land development (see discussion below of our land development activities). Instead, we typically acquire finished building lots from various third-party land developers pursuant to fixed price finished lot purchase agreements (“LPAs”).  These LPAs require deposits, typically ranging up to 10% of the aggregate purchase price of the finished lots, in the form of cash or letters of credit that may be forfeited if we fail to perform under the LPA.  This strategy has allowed us to maximize inventory turnover, which we believe enables us to minimize market risk and to operate with less capital, thereby enhancing rates of return on equity and total capital.
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
In certain specific strategic circumstances, we deviate from our historical lot acquisition strategy and engage in joint venture arrangements with land developers or directly acquire raw ground already zoned for its intended use for development.  Once we acquire raw ground, we generally sell the raw parcel to a developer and enter into an LPA with the developer to purchase the finished lots or, on a limited basis, hire a developer to develop the land on our behalf.  While joint venture arrangements and direct land development activity are not our preferred method of acquiring finished building lots, we may enter into additional transactions in the future on a limited basis where there exists a compelling strategic or prudent financial reason to do so.  We expect, however, to continue to acquire substantially all our finished lot inventory using LPAs with forfeitable deposits.
As of March 31, 2026, we controlled approximately 181,700 lots as described below.
Lot Purchase Agreements
We controlled approximately 172,100 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $1,004,400 and $5,500, respectively. Included in the number of controlled lots are approximately 18,900 lots for which we have recorded a contract land deposit impairment allowance of approximately $113,500 as of March 31, 2026.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $68,900 in four JVs, expected to produce approximately 8,150 lots. We had additional JV funding commitments totaling approximately $26,000 as of March 31, 2026.
Land Under Development
We owned land with a carrying value of approximately $19,400 that we intend to develop into approximately 1,450 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 37,000 lots, which are not included in the number of total lots controlled.  Some of these properties may require rezoning or other approvals to achieve the expected yield.  As of March 31, 2026, these properties are controlled with deposits in cash totaling approximately $48,100, of which approximately $12,900 is refundable if certain contractual conditions are not met.  We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the first quarter of 2026 totaled $1,881,063, a 22% decrease from the first quarter of 2025.  Net income for the first quarter ended March 31, 2026 was $198,359, or $67.76 per diluted share, decreases of 34% and 29% when compared to the first quarter of 2025, respectively.  Our homebuilding gross profit margin percentage decreased to 19.6% in the first quarter of 2026 from 21.9% in the first quarter of 2025. New orders, net of cancellations (“New Orders”) increased by 7% in the first quarter of 2026 compared to the first quarter of 2025. The average sales price for New Orders in the first quarter of 2026 was $440.1, a decrease of 2% compared to the first quarter of 2025.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended March 31,
	2026	2025
Financial Data:
Revenues	$1,834,879	$2,350,445
Cost of sales	$1,474,539	$1,835,375
Gross profit margin percentage	19.6%	21.9%
Selling, general and administrative expenses	$156,971	$165,117
Operating Data:
New orders (units)	5,738	5,345
Average new order price	$440.1	$448.5
Settlements (units)	4,015	5,133
Average settlement price	$457.0	$457.9
Backlog (units)	10,171	10,165
Average backlog price	$462.0	$475.9
New order cancellation rate	13.8%	15.5%

Consolidated Homebuilding - Three Months Ended March 31, 2026 and 2025
Homebuilding revenues decreased 22% in the first quarter of 2026 compared to the same period in 2025, as a result of a 22% decrease in the number of units settled. The decrease in the number of units settled was attributable to a 15% lower backlog unit balance entering 2026 compared to 2025, coupled with a lower backlog turnover rate quarter over quarter. The gross profit margin percentage in the first quarter of 2026 decreased to 19.6%, compared to 21.9% in the first quarter of 2025. Gross profit margin was negatively impacted by continued pricing pressure and higher lot costs.
The number of New Orders increased 7% while the average sales price decreased 2% in the first quarter of 2026 compared to the first quarter of 2025. New Orders were favorably impacted by an 8% increase in the average number of active communities. The decrease in the average sales price of New Orders is primarily attributable to our North East segment, which had a shift to lower priced communities in certain markets year over year.
Selling, general and administrative (“SG&A”) expense in the first quarter of 2026 decreased by approximately $8,100 compared to the first quarter of 2025, but increased as a percentage of revenue to 8.6% from 7.0%. The decrease in SG&A expense was primarily attributable to a decrease of approximately $4,700 in equity-based compensation and a decrease of approximately $3,500 in personnel costs due primarily to a decrease in headcount quarter over quarter.

Our backlog represents homes sold but not yet settled with our customers. As of March 31, 2026, backlog on a unit basis remained flat at 10,171 units and on a dollar basis decreased 3% to $4,698,779 when compared to 10,165 units and $4,837,847, respectively, as of March 31, 2025.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons.  In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Our first quarter cancellation rate was approximately 14% and 16% for 2026 and 2025, respectively, calculated as the total of all cancellations during the period as a percentage of gross sales during that same period.  During the most recent four quarters, approximately 6% of the quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2026 or future years. Other than those units that are cancelled, we expect to settle substantially all of our March 31, 2026 backlog within the next twelve months.
The rate at which we turn over our backlog is impacted by various factors, including, but not limited to, changes in New Order activity, internal production capacity, external subcontractor capacity, building material availability, regulatory approvals and other external factors over which we do not exercise control.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired.  For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit.  We evaluate our entire net contract land deposit portfolio for impairment each quarter.  For presentation purposes below, the contract land deposit allowance as of March 31, 2026 and December 31, 2025 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis.  The net contract land deposit balances below also include approximately $5,500 and $4,600 as of March 31, 2026 and December 31, 2025, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three months ended March 31, 2026 and 2025.

Selected Segment Financial Data:

	Three Months Ended March 31,
	2026	2025
Revenues:
Mid Atlantic	$738,026	$1,082,235
North East	240,484	288,826
Mid East	310,452	412,409
South East	545,917	566,975

	Three Months Ended March 31,
	2026	2025
Gross profit margin:
Mid Atlantic	$164,027	$261,109
North East	53,882	76,278
Mid East	63,926	84,319
South East	94,729	111,701

	Three Months Ended March 31,
	2026	2025
Gross profit margin percentage:
Mid Atlantic	22.2%	24.1%
North East	22.4%	26.4%
Mid East	20.6%	20.4%
South East	17.4%	19.7%

	Three Months Ended March 31,
	2026	2025
Segment profit:
Mid Atlantic	$91,310	$186,834
North East	32,449	55,111
Mid East	34,667	53,609
South East	28,645	45,730

Segment Operating Activity:

	Three Months Ended March 31,
	2026		2025
	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,917	$499.3	1,866	$514.5
North East	469	$612.0	377	$695.0
Mid East	1,183	$425.3	1,098	$419.9
South East	2,169	$358.8	2,004	$356.3
Total	5,738	$440.1	5,345	$448.5

	Three Months Ended March 31,
	2026		2025
	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,418	$520.4	2,050	$527.9
North East	366	$657.1	471	$613.2
Mid East	722	$430.0	1,013	$407.1
South East	1,509	$361.7	1,599	$354.6
Total	4,015	$457.0	5,133	$457.9

	As of March 31,
	2026		2025
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,659	$515.7	3,884	$535.7
North East	1,076	$625.6	961	$694.4
Mid East	2,094	$431.4	2,130	$422.6
South East	3,342	$369.6	3,190	$372.9
Total	10,171	$462.0	10,165	$475.9

	Three Months Ended March 31,
	2026	2025
New order cancellation rate:
Mid Atlantic	16.3%	16.5%
North East	13.8%	13.7%
Mid East	12.3%	14.6%
South East	12.5%	15.2%

	Three Months Ended March 31,
	2026	2025
Average active communities:
Mid Atlantic	124	120
North East	31	24
Mid East	99	93
South East	178	164
Total	432	401

Homebuilding Inventory:

	March 31, 2026	December 31, 2025
Sold inventory:
Mid Atlantic	$682,999	$595,369
North East	228,804	220,684
Mid East	292,536	219,389
South East	458,024	386,759
Total (1)	$1,662,363	$1,422,201

	March 31, 2026	December 31, 2025
Unsold lots and housing units inventory:
Mid Atlantic	$106,574	$90,988
North East	35,714	24,423
Mid East	19,813	29,253
South East	83,785	108,812
Total (1)	$245,886	$253,476
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	March 31, 2026	December 31, 2025
Total lots controlled:
Mid Atlantic	61,600	60,100
North East	19,500	19,000
Mid East	28,900	28,100
South East	71,700	72,900
Total	181,700	180,100

	March 31, 2026	December 31, 2025
Contract land deposits, net:
Mid Atlantic	$411,383	$347,941
North East	106,721	105,051
Mid East	88,836	85,515
South East	337,523	317,516
Total	$944,463	$856,023

Mid Atlantic
Three Months Ended March 31, 2026 and 2025
The Mid Atlantic segment had an approximate $95,500, or 51%, decrease in segment profit in the first quarter of 2026 compared to the first quarter of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $344,200, or 32%, coupled with a decrease in gross profit margin to 22.2% in the first quarter of 2026 from 24.1% in the same period of 2025. Segment revenues decreased due to a 31% decrease in the number of units settled. The decrease in settlements was primarily attributable to a 22% lower backlog unit balance entering 2026 compared to backlog entering 2025, coupled with a lower backlog turnover rate quarter over quarter. Gross profit margins were negatively impacted by higher lot costs and pricing pressure.

Segment New Orders increased 3%, while the average sales price of New Orders decreased 3% in the first quarter of 2026 compared to the first quarter of 2025. New Orders were higher primarily due to a 4% increase in the average number of active communities.
North East
Three Months Ended March 31, 2026 and 2025
The North East segment had an approximate $22,700, or 41%, decrease in segment profit in the first quarter of 2026 compared to the first quarter of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $48,300, or 17%, coupled with a decrease in gross profit margin to 22.4% in the first quarter of 2026 from 26.4% in the same period of 2025. Segment revenues decreased due to a 22% decrease in the number of units settled, offset partially by a 7% higher average settlement price quarter over quarter. The decrease in settlements was primarily attributable to an 8% lower backlog unit balance entering 2026 compared to the backlog entering 2025, coupled with a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was primarily attributable to a relative shift in settlements to higher priced communities in certain markets. Gross profit margins were negatively impacted by higher lot costs and certain material costs.
Segment New Orders increased 24% while the average sales price of new orders decreased 12%, in the first quarter of 2026 compared to the first quarter of 2025. The increase in New Orders was primarily attributable to a 30% increase in the average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted by a shift to lower priced communities in certain markets within the segment.
Mid East
Three Months Ended March 31, 2026 and 2025
The Mid East segment had an approximate $18,900, or 35%, decrease in segment profit in the first quarter of 2026 compared to the first quarter of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $102,000, or 25%. Segment revenues decreased due to a 29% decrease in the number of units settled, offset partially by a 6% higher average settlement price. The decrease in settlements was primarily attributable to a 20% lower backlog unit balance entering 2026 compared to the backlog entering 2025, coupled with a lower backlog turnover rate quarter over quarter. The increase in the average settlement price was attributable to a 5% higher average price of units in backlog entering 2026 compared to backlog entering 2025.
Segment New Orders increased 8%, while the average sales price of New Orders increased 1% in the first quarter of 2026 compared to the first quarter of 2025. The increase in New Orders was primarily attributable to a 6% increase in the average number of active communities quarter over quarter.
South East
Three Months Ended March 31, 2026 and 2025
The South East segment had an approximate $17,100, or 37%, decrease in segment profit in the first quarter of 2026 compared to the first quarter of 2025. The decrease in segment profit was primarily due to a decrease in segment revenues of approximately $21,100, or 4%, coupled with a decrease in gross profit margin percentage to 17.4% in the first quarter of 2026 from 19.7% in the same period of 2025. The decrease in segment revenues was attributable primarily to a 6% decrease in the number of units settled. The decrease in settlements was attributable to a 4% lower backlog unit balance entering 2026 compared to the backlog entering 2025, coupled with a lower backlog turnover rate quarter over quarter. Gross profit margins were negatively impacted by higher lot costs and an increase in lot deposit impairment charges quarter over quarter.
Segment New Orders increased 8% while the average sales price of New Orders remained flat in the first quarter of 2026 when compared to the first quarter of 2025. The increase in New Orders was primarily attributable to a 9% increase in the average number of active communities quarter over quarter.

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

	Three Months Ended March 31,
	2026	2025
Homebuilding consolidated gross profit:
Mid Atlantic	$164,027	$261,109
North East	53,882	76,278
Mid East	63,926	84,319
South East	94,729	111,701
Consolidation adjustments and other	(16,224)	(18,337)
Homebuilding consolidated gross profit	$360,340	$515,070

	Three Months Ended March 31,
	2026	2025
Homebuilding consolidated income before taxes:
Mid Atlantic	$91,310	$186,834
North East	32,449	55,111
Mid East	34,667	53,609
South East	28,645	45,730
Reconciling items:
Contract land deposit allowance adjustment (1)	(8,817)	(8,117)
Equity-based compensation expense	(12,486)	(17,341)
Corporate capital allocation (2)	86,461	87,627
Unallocated corporate overhead	(56,000)	(55,969)
Consolidation adjustments and other	17,815	3,932
Corporate interest income	17,359	25,199
Corporate interest expense	(6,839)	(7,131)
Reconciling items sub-total	37,493	28,200
Homebuilding consolidated income before taxes	$224,564	$369,484

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

(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Corporate capital allocation charge:
Mid Atlantic	$35,061	$37,143
North East	10,978	10,602
Mid East	10,656	11,207
South East	29,766	28,675
Total	$86,461	$87,627

Mortgage Banking Segment
Three Months Ended March 31, 2026 and 2025
We conduct our mortgage banking activity through NVRM Mortgage Finance, Inc. ("NVRM"), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment customer base. NVRM sells the loans it originates into the secondary markets primarily on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Loan closing volume:
Total principal	$1,052,984	$1,432,922

Loan volume mix:
Adjustable rate mortgages	17%	3%
Fixed-rate mortgages	83%	97%

Operating profit:
Segment profit	$27,931	$33,706
Equity-based compensation expense	(801)	(1,186)
Mortgage banking income before tax	$27,130	$32,520

Capture rate:	83%	86%

Mortgage banking fees:
Net gain on sale of loans	$38,377	$42,651
Title services	7,732	9,843
Servicing fees	75	93
	$46,184	$52,587

Loan closing volume for the three months ended March 31, 2026 decreased by approximately $380,000, or 27%, from the same period in 2025. The decrease in loan closing volume during the three months ended March 31, 2026 was primarily due to a 26% decrease in the number of loans closed in the first quarter of 2026 compared to the first quarter of 2025, consistent with the 22% decrease in settlements in our homebuilding operations.

Segment profit for the three months ended March 31, 2026 decreased by approximately $5,800, or 17%, from the same period in 2025. The decrease was primarily attributable to a decrease in mortgage banking fees, partially offset by a decrease in general and administrative expenses. Mortgage banking fees decreased by approximately $6,400, or 12%, primarily due to lower gains on sales of loans. General and administrative expenses decreased by $1,100, or 5%, which was the result of decreased personnel costs.
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
Effective Tax Rate
Our effective tax rate during the three months ended March 31, 2026 was 21.2% compared to 25.5% for the three months ended March 31, 2025. The decrease in the effective tax rate in the first quarter of 2026 is primarily attributable to a higher income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $12,600 and $2,700 for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of March 31, 2026, we had approximately $1,700,000 in cash and cash equivalents, approximately $288,800 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i)     Payments due to service our debt and interest on that debt. Our current outstanding Senior Notes total $900,000 and mature in May 2030. Future interest payments on our outstanding Senior Notes total approximately $118,050, with $27,000 due within the next twelve months.
(ii)    Payment obligations totaling approximately $698,600 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii)    Obligations under operating and finance leases related primarily to office space and our production facilities (see Note 12 of this Form 10-Q for additional discussion of our leases).
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q for further discussion of repurchase activity during the first quarter of 2026. For the quarter ended March 31, 2026, we repurchased 90,180 shares of our common stock at an aggregate purchase price of $631,956 As of March 31, 2026, we had approximately $667,600 available under a Board approved repurchase authorization.
Capital Resources
Senior Notes
As of March 31, 2026, we had $900,000 of unsecured 3% senior notes outstanding, which mature in May 2030.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") which provides for aggregate revolving loan commitments of $300,000, and a $100,000 sublimit for the issuance of letters of credit, of which there was approximately $11,200 outstanding as of March 31, 2026. There were no borrowings outstanding under the Credit Agreement as of March 31, 2026.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the “Repurchase Agreement”) which provides for aggregate borrowings up to $150,000. There were no borrowings outstanding under the Repurchase Agreement as of March 31, 2026.
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Note 10 to the condensed consolidated financial statements included herein, and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Cash Flows
For the three months ended March 31, 2026, cash, restricted cash, and cash equivalents decreased by $227,194. Net cash provided by operating activities was $339,686, due primarily to cash provided by earnings for the three months ended March 31, 2026 and a $276,676 reduction in mortgage loans held for sale. Cash was primarily used to fund the increase in inventory of $214,950, attributable to an increase in units under construction as of March 31, 2026 compared to December 31, 2025.
Net cash provided by investing activities for the three months ended March 31, 2026 was $12,465, due primarily to cash provided by the sale of our interest in an unconsolidated joint venture of $21,559. Cash was used primarily for investments in unconsolidated joint ventures totaling $4,388 and purchases of property, plant and equipment of $4,871.
Net cash used in financing activities was $579,345 for the three months ended March 31, 2026. Cash was used to repurchase 90,180 shares of our common stock at an aggregate purchase price of $631,956 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $54,087.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Issued Accounting Pronouncements
See Note 1 of this Form 10-Q for additional discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the three months ended March 31, 2026. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2026, we fully utilized the remaining amount available under our $750 million share repurchase authorization that was publicly announced on August 8, 2025. On February 11, 2026, we publicly announced that our Board of Directors had approved an additional repurchase authorization in the amount of up to $750 million. The share repurchase authorizations authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The following table provides information regarding common stock repurchases during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	23,802	$7,459.41	23,802	$372,048
February 1 - 28, 2026	13,228	$7,447.00	13,228	$1,023,539
March 1 - 31, 2026 (1)	53,150	$6,696.11	53,150	$667,641
Total	90,180	$7,007.72	90,180
(1)    Of the shares repurchased in March 2026, 40,535 shares were repurchased under the August 8, 2025 share repurchase authorization, which fully utilized the August 8, 2025 authorization. The remaining 12,615 shares were repurchased under the February 11, 2026 share repurchase authorization.
Item 5.    Other Information
During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b-5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

NVR, Inc.

Date: May 6, 2026	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer