Form 10-Q
period 2026-06-30
NVR INC
filed 2026-08-05
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026 there were 2,664,860 shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Homebuilding:
Cash and cash equivalents	$1,093,736	$1,883,844
Restricted cash	44,562	34,348
Receivables	49,642	32,742
Inventory:
Lots and housing units, covered under sales agreements with customers	1,877,430	1,410,695
Unsold lots and housing units	307,698	252,029
Land under development	21,067	39,312
Building materials and other	29,094	21,524
	2,235,289	1,723,560

Contract land deposits, net	927,380	851,458
Property, plant and equipment, net	99,248	103,770
Operating lease right-of-use assets	110,893	110,535
Other assets	348,163	349,306
	4,908,913	5,089,563
Mortgage Banking:
Cash and cash equivalents	50,938	32,642
Restricted cash	8,023	6,047
Mortgage loans held for sale, net	396,678	571,596
Property and equipment, net	7,723	7,727
Operating lease right-of-use assets	22,538	23,953
Other assets	75,807	125,402
	561,707	767,367
Total assets	$5,470,620	$5,856,930

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$375,478	$259,244
Accrued expenses and other liabilities	311,697	376,976
Customer deposits	294,698	249,210
Operating lease liabilities	117,947	117,589
Senior notes	908,162	909,160
	2,007,982	1,912,179
Mortgage Banking:
Accounts payable and other liabilities	46,849	53,738
Operating lease liabilities	24,593	26,144
	71,442	79,882
Total liabilities	2,079,424	1,992,061

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both June 30, 2026 and December 31, 2025	206	206
Additional paid-in capital	3,223,670	3,155,367
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both June 30, 2026 and December 31, 2025	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	16,821,586	16,386,769
Less treasury stock at cost – 17,877,177 and 17,755,943 shares as of June 30, 2026 and December 31, 2025, respectively	(16,654,266)	(15,677,473)
Total shareholders' equity	3,391,196	3,864,869
Total liabilities and shareholders' equity	$5,470,620	$5,856,930

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Homebuilding:
Revenues	$2,279,771	$2,548,267	$4,114,650	$4,898,712
Other income	12,095	25,088	40,144	51,800
Cost of sales	(1,841,217)	(1,999,983)	(3,315,756)	(3,835,358)
Selling, general and administrative	(150,721)	(149,170)	(307,692)	(314,287)
Interest expense	(6,698)	(6,685)	(13,552)	(13,866)
Homebuilding income	293,230	417,517	517,794	787,001

Mortgage Banking:
Mortgage banking fees	46,585	50,547	92,769	103,134
Interest income	3,983	4,493	7,612	8,299
Other income	1,292	1,301	2,069	2,394
General and administrative	(26,153)	(26,425)	(49,280)	(51,118)
Interest expense	(296)	(300)	(629)	(573)
Mortgage banking income	25,411	29,616	52,541	62,136

Income before taxes	318,641	447,133	570,335	849,137
Income tax expense	(82,183)	(113,396)	(135,518)	(215,824)

Net income	$236,458	$333,737	$434,817	$633,313

Basic earnings per share	$87.65	$114.52	$158.75	$214.78

Diluted earnings per share	$83.96	$108.54	$151.38	$203.20

Basic weighted average shares outstanding	2,698	2,914	2,739	2,949

Diluted weighted average shares outstanding	2,816	3,075	2,872	3,117

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$434,817	$633,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,173	11,471
Equity-based compensation expense	32,580	36,339
Contract land deposit impairments, net	30,587	21,270
Gain on sale of loans, net	(76,607)	(83,165)
Mortgage loans closed	(2,412,511)	(2,990,585)
Mortgage loans sold and principal payments on mortgage loans held for sale	2,665,140	2,991,852
Net change in assets and liabilities:
Increase in inventory	(511,729)	(111,333)
Increase in contract land deposits	(106,509)	(132,440)
Decrease (increase) in receivables	33,002	(16,872)
Increase (decrease) in accounts payable and accrued expenses	49,200	(79,234)
Increase (decrease) in customer deposits	45,488	(27,781)
Other, net	(8,475)	(9,949)
Net cash provided by operating activities	188,156	242,886

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(6,911)	(35,350)
Distribution of capital from unconsolidated joint ventures	21,559	—
Purchase of property, plant and equipment	(11,023)	(15,362)
Proceeds from the sale of property, plant and equipment	291	448
Net cash provided by (used in) investing activities	3,916	(50,264)

Cash flows from financing activities:
Purchase of treasury stock	(1,005,556)	(1,054,807)
Principal payments on finance lease liabilities	(2,922)	(2,219)
Proceeds from the exercise of stock options	56,784	29,662
Net cash used in financing activities	(951,694)	(1,027,364)

Net decrease in cash, restricted cash, and cash equivalents	(759,622)	(834,742)
Cash, restricted cash, and cash equivalents, beginning of the period	1,956,881	2,664,667

Cash, restricted cash, and cash equivalents, end of the period	$1,197,259	$1,829,925

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$14,953	$14,746
Income taxes paid during the period, net of refunds	$157,284	$247,220

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR”, the “Company”, "we", "us" or "our") and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three and six months ended June 30, 2026 and 2025, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $294,698 and $249,210 as of June 30, 2026 and December 31, 2025, respectively. Substantially all customer deposits are recognized in revenue within twelve months of being received from customers. Our contract assets consisting of prepaid sales compensation, totaled approximately $23,600 and $16,300 as of June 30, 2026 and December 31, 2025, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
2.    Variable Interest Entities ("VIEs")
We generally do not engage in land development. Instead, we typically acquire finished building lots at market prices from various third party land development entities under lot purchase agreements (" LPAs"). The LPAs require deposits that may be forfeited if we fail to perform under the LPAs. The deposits required under the LPAs are in the form of cash or letters of credit in varying amounts, and typically range up to 10% of the aggregate purchase price of the finished lots.
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
As of June 30, 2026, we controlled approximately 174,900 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $1,012,300 and $7,200, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three and six months ended June 30, 2026, we incurred pre-tax impairment charges on lot deposits of approximately $21,700 and $30,600, respectively. For the three and six months ended June 30, 2025, we incurred pre-tax impairment charges of approximately $13,200 and $21,300, respectively. Our contract land deposit asset is shown net of a $134,928 and $110,958 impairment allowance as of June 30, 2026 and December 31, 2025, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 38,600 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $50,000 as of June 30, 2026, of which approximately $12,800 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Contract land deposits	$1,062,308	$962,416
Allowance for losses on contract land deposits	(134,928)	(110,958)
Contract land deposits, net	927,380	851,458
Contingent obligations in the form of letters of credit	7,164	4,565
Total risk of loss	$934,544	$856,023

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
As of June 30, 2026, we had an aggregate investment totaling approximately $73,300 in four JVs that are expected to produce approximately 8,000 finished lots, all of which were controlled by us. We had additional JV funding commitments totaling approximately $23,400 as of June 30, 2026. As of December 31, 2025, our aggregate investment in JVs totaled approximately $78,100. Investments in JVs for the respective periods are reported in the homebuilding "Other assets" line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of June 30, 2026.
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
As of June 30, 2026, we owned land with a carrying value of $21,067 that we intend to develop into approximately 1,500 finished lots. As of December 31, 2025, the carrying value of land under development was $39,312. None of the raw parcels had any indicators of impairment as of June 30, 2026.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
5.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average number of shares outstanding used to calculate basic EPS	2,697,634	2,914,319	2,739,087	2,948,719
Dilutive securities:
Stock options and restricted share units	118,661	160,550	133,357	168,038
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	2,816,295	3,074,869	2,872,444	3,116,757
The following non-qualified stock options ("Options") and restricted share units ("RSUs") issued under equity incentive plans were outstanding during the three and six months ended June 30, 2026 and 2025, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive securities	57,262	8,690	56,912	8,660

6.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended June 30, 2026 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, March 31, 2026	$206	$3,202,642	$16,585,128	$(16,293,942)	$(16,710)	$16,710	$3,494,034

Net income	—	—	236,458	—	—	—	236,458
Purchase of common stock for treasury	—	—	—	(361,286)	—	—	(361,286)
Equity-based compensation	—	19,293	—	—	—	—	19,293
Proceeds from Options exercised	—	2,697	—	—	—	—	2,697
Treasury stock issued upon Option exercise	—	(962)	—	962	—	—	—
Balance, June 30, 2026	$206	$3,223,670	$16,821,586	$(16,654,266)	$(16,710)	$16,710	$3,391,196

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the six months ended June 30, 2026 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2025	$206	$3,155,367	$16,386,769	$(15,677,473)	$(16,710)	$16,710	$3,864,869

Net income	—	—	434,817	—	—	—	434,817
Purchase of common stock for treasury	—	—	—	(997,854)	—	—	(997,854)
Equity-based compensation	—	32,580	—	—	—	—	32,580
Proceeds from Options exercised	—	56,784	—	—	—	—	56,784
Treasury stock issued upon Option exercise and RSU vesting	—	(21,061)	—	21,061	—	—	—
Balance, June 30, 2026	$206	$3,223,670	$16,821,586	$(16,654,266)	$(16,710)	$16,710	$3,391,196

We repurchased 54,716 and 144,896 shares of our outstanding common stock during the three and six months ended June 30, 2026, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 1,042 and 23,662 shares from the treasury account during the three and six months ended June 30, 2026, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the six months ended June 30, 2025 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2024	$206	$3,031,637	$15,046,953	$(13,868,724)	$(16,710)	$16,710	4,210,072

Net income	—	—	633,313	—	—	—	633,313
Purchase of common stock for treasury	—	—	—	(1,064,255)	—	—	(1,064,255)
Equity-based compensation	—	36,339	—	—	—	—	36,339
Proceeds from Options exercised	—	29,662	—	—	—	—	29,662
Treasury stock issued upon Option exercise and RSU vesting	—	(11,734)	—	11,734	—	—	—
Balance, June 30, 2025	$206	$3,085,904	$15,680,266	$(14,921,245)	$(16,710)	$16,710	$3,845,131

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
The following table reflects the changes in our Warranty Reserve during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty reserve, beginning of period	$110,662	$129,792	$116,561	$133,095
Provision	18,561	20,665	28,829	37,899
Payments	(19,131)	(23,017)	(35,298)	(43,554)
Warranty reserve, end of period	$110,092	$127,440	$110,092	$127,440

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
The following tables present certain segment financial data with reconciliations to the amounts reported for the consolidated company, where applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Homebuilding Mid Atlantic	$879,532	$1,128,874	$1,617,558	$2,211,109
Homebuilding North East	280,823	308,929	521,307	597,755
Homebuilding Mid East	453,439	449,953	763,891	862,362
Homebuilding South East	665,977	660,511	1,211,894	1,227,486
Mortgage Banking	46,585	50,547	92,769	103,134
Total consolidated revenues	$2,326,356	$2,598,814	$4,207,419	$5,001,846

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment cost of sales
Homebuilding Mid Atlantic	$(695,463)	$(864,008)	$(1,269,462)	$(1,685,134)
Homebuilding North East	(219,176)	(228,054)	(405,778)	(440,602)
Homebuilding Mid East	(361,034)	(355,647)	(607,560)	(683,737)
Homebuilding South East	(547,790)	(537,049)	(998,978)	(992,323)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment selling, general & administrative expense:
Homebuilding Mid Atlantic	$(38,681)	$(37,172)	$(76,794)	$(74,728)
Homebuilding North East	(11,062)	(11,833)	(21,607)	(22,534)
Homebuilding Mid East	(20,907)	(20,734)	(39,665)	(40,430)
Homebuilding South East	(37,882)	(40,943)	(74,742)	(78,928)
Mortgage Banking	(25,094)	(25,216)	(47,420)	(48,723)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$(40,089)	$(37,003)	$(75,150)	$(74,146)
Homebuilding North East	(11,965)	(11,290)	(22,943)	(21,892)
Homebuilding Mid East	(12,703)	(12,033)	(23,359)	(23,240)
Homebuilding South East	(32,039)	(31,572)	(61,804)	(60,247)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other segment items, net
Homebuilding Mid Atlantic	$251	$699	$707	$1,122
Homebuilding North East	313	212	403	348
Homebuilding Mid East	86	190	240	383
Homebuilding South East	(167)	571	374	1,260
Mortgage Banking (1)	4,978	5,494	9,051	10,120
(1) This item relates primarily to interest income received on mortgage loans closed and mortgage loans held for sale.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment profit
Homebuilding Mid Atlantic	$105,550	$191,390	$196,859	$378,223
Homebuilding North East	38,933	57,964	71,382	113,075
Homebuilding Mid East	58,881	61,729	93,547	115,338
Homebuilding South East	48,099	51,518	76,744	97,248
Mortgage Banking	26,469	30,825	54,400	64,531
Total segment profit	277,932	393,426	492,932	768,415
Reconciling items:
Contract land deposit allowance adjustment (2)	(21,664)	(13,153)	(30,481)	(21,270)
Equity-based compensation expense (3)	(19,293)	(17,813)	(32,580)	(36,339)
Corporate capital allocation (4)	96,796	91,898	183,256	179,525
Unallocated corporate overhead	(36,673)	(34,364)	(92,673)	(90,333)
Consolidation adjustments and other (5)	17,016	13,538	34,834	17,470
Corporate interest income	11,215	20,276	28,574	45,475
Corporate interest expense	(6,688)	(6,675)	(13,527)	(13,806)
Reconciling items sub-total	40,709	53,707	77,403	80,722
Consolidated profit before taxes	$318,641	$447,133	$570,335	$849,137

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets:
Homebuilding Mid Atlantic	$1,502,074	$1,185,864
Homebuilding North East	414,917	374,313
Homebuilding Mid East	472,769	359,826
Homebuilding South East	1,133,382	971,162
Mortgage Banking	554,360	760,020
Total segment assets	4,077,502	3,651,185
Reconciling items (1):
Cash and cash equivalents	1,093,736	1,883,844
Deferred taxes	151,303	143,666
Intangible assets	48,927	48,927
Operating lease right-of-use assets	110,893	110,535
Finance lease right-of-use assets	35,924	39,080
Contract land deposit allowance	(134,928)	(110,958)
Consolidation adjustments and other	87,263	90,651
Reconciling items sub-total	1,393,118	2,205,745
Consolidated assets	$5,470,620	$5,856,930
(1) All reconciling items except for the "intangible assets" are related to the Homebuilding Segment only.
9.    Equity-Based Compensation
Our equity-based compensation plans provide for the granting of Options and RSUs to key management employees, including executive officers and members of our Board of Directors ("Directors"). The exercise price of Options granted is equal to the closing price of our common stock on the New York Stock Exchange (the “NYSE”) on the day prior to the date of grant, and Options are granted with a 10-year term. Both Option and RSU grants typically vest in separate tranches over periods of 3 to 6 years. Grants to key management employees are generally divided such that vesting for 50% of the grant is contingent solely on continued employment, while vesting for the remaining 50% of the grant is contingent upon both continued employment and the achievement of a performance metric based on our return on capital performance relative to a peer group during a three year period specified on the date of grant. Grants to Directors vest solely based on continued service as a Director.
During the second quarter of 2026, we issued 44,318 Options and 5,486 RSUs to key management employees and Directors, substantially all of which vest on December 31, 2028. Total Option and RSU grants for the six month period ended June 30, 2026 totaled 47,060 and 5,918, respectively, and were granted under the NVR, Inc. 2018 Equity Incentive Plan (the "2018 Plan") as follows:

Options Granted	2018 Plan
Options - service-only	24,300
Options - performance-based	22,760
Total Options Granted	47,060
RSUs Granted
RSUs - service-only	2,994
RSUs - performance-based	2,924
Total RSUs Granted	5,918

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant, and expire ten years from the date of grant.

The following table provides additional information relative to our equity-based compensation plans for the six months ended June 30, 2026:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2025	333,292	$3,880.52
Granted	47,060	$5,833.82
Exercised	(16,441)	$3,453.78
Forfeited	(1,422)	$5,194.85
Outstanding at June 30, 2026	362,489	$4,148.31	4.9	$972,763
Exercisable at June 30, 2026	214,575	$3,495.82	3.2	$711,871

RSUs
Outstanding at December 31, 2025	16,913
Granted	5,918
Vested	(7,221)
Forfeited	(204)
Outstanding at June 30, 2026	15,406			$104,967
Vested, but not issued at June 30, 2026	—			—

To estimate the grant-date fair value of our Options, we use the Black-Scholes option-pricing model (the “Pricing Model”). The Pricing Model estimates the per share fair value of an Option on its date of grant based on the following factors: the Option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a risk-free interest rate; the estimated Option term; and the expected volatility. For the risk-free interest rate, we use U.S. Treasury STRIPS which mature at approximately the same time as the Option’s expected holding term. For the estimated option life, the assumption is based on the Company's historical Option exercise experience, giving consideration to the contractual term, vesting provisions, and expected employee exercise behavior. For expected volatility, we have concluded that our historical volatility over the Option’s expected holding term provides the most reasonable basis for this estimate.
The fair value of the Options granted during the first six months of June 30, 2026 was estimated on the grant date using the Pricing Model, based on the following assumptions:

Estimated option life (range)	3.89 - 6.69
Risk free interest rate (range)	3.82% - 4.14%
Expected volatility (range)	24.10% - 28.75%
Expected dividend rate	—%
Weighted average grant-date fair value per share of options granted	$1,564.21

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The weighted average grant date fair value per share of $5,861.59 for the RSUs was determined based on the closing price of our common stock on the day immediately preceding the date of grant.
Compensation cost for Options and RSUs is recognized on a straight-line basis over the requisite service period for the entire award (from the date of grant through the period of the last separately vesting portion of the grant). For the recognition of equity-based compensation, the Options and RSUs which are subject to a performance condition are treated as a separate award from the “service-only” Options and RSUs, and compensation cost is recognized when it becomes probable that the stated performance target will be achieved. We currently believe that it is probable that the stated performance condition will be satisfied at the target level for all of our performance-based Options and RSUs granted. Compensation cost is recognized within the income statement in the same expense line as the cash compensation paid to the respective employees.
We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. During the three and six month periods ended June 30, 2026, we recognized $19,293 and $32,580 in equity-based compensation costs, respectively. During the three and six month periods ended June 30, 2025, we recognized $17,813 and $36,339 in equity-based compensation costs, respectively.
As of June 30, 2026, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $206,333. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2031. The weighted-average period over which the unrecognized compensation cost will be recorded is equal to approximately 2.0 years.
10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of June 30, 2026 and December 31, 2025 were $843,390 and $852,930, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of June 30, 2026 and December 31, 2025 were $908,162 and $909,160, respectively.
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

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	June 30, 2026	December 31, 2025
Rate lock commitments:
Gross assets	$30,768	$37,437
Gross liabilities	333	158
Net rate lock commitments	$30,435	$37,279
Forward sales contracts:
Gross assets	$5,899	$1,348
Gross liabilities	1,107	1,236
Net forward sales contracts	$4,792	$112
As of June 30, 2026 and December 31, 2025, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying consolidated balance sheets.
The fair value measurement as of June 30, 2026 and December 31, 2025 was as follows:

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Notional or Principal Amount	Fair Value Measurement	Notional or Principal Amount	Fair Value Measurement
Rate lock commitments	Level 2	$2,150,767	$30,435	$1,707,835	$37,279
Forward sales contracts	Level 2	$1,873,500	$4,792	$1,430,400	$112
Mortgage loans held for sale	Level 2	$395,821	$396,678	$557,540	$571,596
The net gain on sale of loans was $37,169 and $75,546 for the three and six month periods ended June 30, 2026, respectively, and $39,868 and $82,519 for the three and six month periods ended June 30, 2025, respectively. These amounts are included in mortgage banking fees in the accompanying consolidated statements of income. These amounts include realized and unrealized gains and losses associated with fair value measurements, rate lock commitments, forward sale contracts and mortgage loans held for sale.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
11.    Debt
As of June 30, 2026, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of June 30, 2026.
Credit Agreement
We have an unsecured Credit Agreement (the "Credit Agreement") which provides for aggregate revolving loan commitments of $300,000 (the "Facility"). The Credit Agreement has an uncommitted accordion feature allowing the Company to increase the commitment by an additional $300,000, subject to certain conditions and availability of additional Lender commitments. Additionally, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $12,800 was outstanding as of June 30, 2026. The Credit Agreement termination date is March 11, 2030. There were no borrowings outstanding under the Facility as of June 30, 2026.
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
Effective July 10, 2026, NVRM entered into the Fifth Amendment to Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer, which extended the term of the Repurchase Agreement through July 8, 2027. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. As of June 30, 2026, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease right-of-use

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
("ROU") assets and finance lease liabilities were $35,924 and $39,553, respectively, as of June 30, 2026, and $39,080 and $42,474, respectively, as of December 31, 2025. Our leases have remaining lease terms of up to 14.5 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease expense
Operating lease expense	$11,150	$10,547	$22,388	$20,864
Finance lease expense:
Amortization of ROU assets	1,563	1,418	3,154	2,750
Interest on lease liabilities	467	469	950	921
Short-term lease expense	8,375	8,380	16,252	16,687
Total lease expense	$21,555	$20,814	$42,744	$41,222

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,546	$8,087	$19,113	$16,317
Operating cash flows from finance leases	467	469	950	921
Financing cash flows from finance leases	1,443	1,153	2,922	2,219

ROU assets obtained in exchange for lease obligations:
Operating leases	$9,357	$10,347	$16,388	$23,418
Finance leases	$—	$—	$—	$2,427

			June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases			6.9	7.2
Finance leases			8.3	8.6

Weighted-average discount rate:
Operating leases			4.7%	4.8%
Finance leases			4.8%	4.8%

14.    Income Taxes
Our effective tax rate for the three and six month periods ended June 30, 2026 was 25.8% and 23.8%, respectively, compared to 25.4% in each respective period of 2025. The effective tax rate for the respective periods is primarily impacted by the income tax benefit recognized for excess tax benefits from stock option exercises, which totaled $877 and $13,467, for the three and six months ended June 30, 2026, respectively, compared to $3,511 and $6,219 for the three and six months ended June 30, 2025, respectively.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
Business Environment and Current Outlook
During the second quarter of 2026, demand for new homes continued to be negatively impacted by affordability issues, high home inventory levels in certain markets, weak consumer sentiment and economic volatility. We expect that these issues may continue to weigh on demand and home prices. We also expect further margin pressure from higher land prices and from repositioning of communities as the housing market continues to adjust. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
As of June 30, 2026, we controlled approximately 184,400 lots as described below.
Lot Purchase Agreements
We controlled approximately 174,900 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $1,012,300 and $7,200, respectively. Included in the number of controlled lots are approximately 20,950 lots for which we have recorded a contract land deposit impairment allowance of approximately $134,950 as of June 30, 2026.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $73,300 in four JVs, expected to produce approximately 8,000 lots. We had additional JV funding commitments totaling approximately $23,400 as of June 30, 2026.
Land Under Development
We owned land with a carrying value of approximately $21,100 that we intend to develop into approximately 1,500 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 38,600 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. As of June 30, 2026, these properties are controlled with deposits in cash totaling approximately $50,000, of which approximately $12,800 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the second quarter of 2026 totaled $2,326,356, a decrease of 10% from the second quarter of 2025. Net income for the second quarter ended June 30, 2026 was $236,458, or $83.96 per diluted share. For the second quarter ended June 30, 2026, net income decreased 29% and diluted earnings per share decreased 23% when compared to net income and diluted earnings per share for the second quarter of 2025, respectively. Our homebuilding gross profit margin percentage decreased to 19.2% in the second quarter of 2026 from 21.5% in the second quarter of 2025. New orders, net of cancellations (“New Orders”) increased by 9% in the second quarter of 2026 compared to the second quarter of 2025. The New Order cancellation rate for the second quarter of 2026 decreased to 14.9% from 16.5% in the same period in 2025. The average sales price for New Orders in the second quarter of 2026 was $437.1, a decrease of 5% compared to the same period in the prior year.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financial Data:
Revenues	$2,279,771	$2,548,267	$4,114,650	$4,898,712
Cost of sales	$1,841,217	$1,999,983	$3,315,756	$3,835,358
Gross profit margin percentage	19.2%	21.5%	19.4%	21.7%
Selling, general and administrative expenses	$150,721	$149,170	$307,692	$314,287
Operating Data:
New orders (units)	5,885	5,379	11,623	10,724
Average new order price	$437.1	$458.1	$438.6	$453.3
Settlements (units)	5,058	5,475	9,073	10,608
Average settlement price	$450.7	$465.4	$453.5	$461.8
Backlog (units)			10,998	10,069
Average backlog price			$453.9	$472.1
New order cancellation rate	14.9%	16.5%	14.4%	16.0%

Consolidated Homebuilding - Three Months Ended June 30, 2026 and 2025
Homebuilding revenues decreased 11% in the second quarter of 2026 compared to the same period in 2025, as a result of a 8% decrease in units settled, coupled with a 3% decrease in average price of units settled. The decrease in units settled was primarily attributable to a lower backlog turnover rate quarter over quarter. Gross profit margin percentage in the second quarter of 2026 decreased to 19.2% from 21.5% in the second quarter of 2025. Gross profit margin was negatively impacted by higher lot costs, pricing pressure due to continued affordability challenges and weak consumer sentiment. In addition, margins were impacted by contract land deposit impairments totaling approximately $21,700, compared to $13,200 in the second quarter of 2025.
New Orders increased 9% while the average sales price decreased 5% in the second quarter of 2026 compared to the second quarter of 2025. New Orders were favorably impacted by a 4% increase in the average number of active communities quarter over quarter, coupled with a 5% higher sales absorption rate in the second quarter of 2026. The decrease in the average sales price of New Orders is attributable to pricing pressure and a relative product mix shift in New Orders from single family detached homes to single family attached homes, which generally sell at lower prices.
Selling, general and administrative (“SG&A”) expense in the second quarter of 2026 was relatively flat, but increased as a percentage of revenue to 6.6% from 5.9%. The increase in SG&A expense as a percentage of revenue was primarily attributable to a decrease in revenues quarter over quarter.
Consolidated Homebuilding - Six Months Ended June 30, 2026 and 2025
Homebuilding revenues decreased 16% in the first six months of 2026 compared to the same period in 2025, as a result of a 14% decrease in units settled, coupled with a 2% decrease in the average settlement price year over year. The decrease in settlements was attributable to a 15% lower backlog unit balance entering 2026 compared to the backlog unit balance entering 2025. Gross profit margin percentage in the first six months of 2026 decreased to 19.4% from 21.7% in the first six months of 2025. Gross profit margin was negatively impacted by higher lot costs, pricing pressure due to continued affordability challenges and weak consumer sentiment. In addition, margins were impacted by contract land deposit impairments totaling approximately $30,600 in the six months ended June 30, 2026, compared to $21,300 in the first six months of 2025.
New Orders increased 8% while the average sales price of New Orders decreased 3% in the first six months of 2026 compared to the same period in 2025. New Orders were favorably impacted by a 6% increase in the average number of active communities, coupled with a 3% higher sales absorption rate year over year. The decrease in the average sales price of New Orders is attributable to pricing pressure and a relative product mix shift in New Orders from single family detached homes to single family attached homes, which generally sell at lower prices.
SG&A expense in the first six months of 2026 decreased by approximately $6,600 compared to the same period in 2025, but increased as a percentage of revenue to 7.5% in 2026 from 6.4% in 2025. The decrease in SG&A expense was primarily attributable to a decrease of approximately $3,500 in personnel costs due primarily to lower headcount and a decrease of approximately $3,100 in equity based compensation expense year over year.
Our backlog represents homes sold but not yet settled with our customers. As of June 30, 2026, our backlog increased on a unit basis by 9% to 10,998 units and on a dollar basis by 5% to $4,992,229, when compared to 10,069 units and $4,753,905, respectively, as of June 30, 2025. The increase in the number of backlog units was primarily attributable to an 8% increase in New Orders year over year. Backlog dollars were higher primarily due to the increase in backlog units in 2026, offset partially by a 4% decrease in the average price of backlog units year over year.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Our cancellation rate was approximately 14% and 16% in the first six months of 2026 and 2025, respectively, calculated as the total of all cancellations during the period as a percentage of gross sales during the same period.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2026 or future years. Other than units that are cancelled, we expect to settle substantially all of our June 30, 2026 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve as of June 30, 2026 and December 31, 2025 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $7,200 and $4,600 as of June 30, 2026 and December 31, 2025, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and six months ended June 30, 2026 and 2025.

Selected Segment Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Mid Atlantic	$879,532	$1,128,874	$1,617,558	$2,211,109
North East	280,823	308,929	521,307	597,755
Mid East	453,439	449,953	763,891	862,362
South East	665,977	660,511	1,211,894	1,227,486

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit margin:
Mid Atlantic	$184,069	$264,866	$348,096	$525,975
North East	61,647	80,876	115,529	157,153
Mid East	92,405	94,305	156,331	178,625
South East	118,187	123,462	212,916	235,163

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit margin percentage:
Mid Atlantic	20.9%	23.5%	21.5%	23.8%
North East	22.0%	26.2%	22.2%	26.3%
Mid East	20.4%	21.0%	20.5%	20.7%
South East	17.7%	18.7%	17.6%	19.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment profit:
Mid Atlantic	$105,550	$191,390	$196,859	$378,223
North East	38,933	57,964	71,382	113,075
Mid East	58,881	61,729	93,547	115,338
South East	48,099	51,518	76,744	97,248

Operating Activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	2,081	$499.2	1,930	$531.3	3,998	$499.2	3,796	$523.0
North East	390	$639.4	424	$655.3	859	$624.4	801	$674.0
Mid East	1,186	$419.2	1,072	$424.2	2,369	$422.2	2,170	$422.0
South East	2,228	$353.3	1,953	$361.7	4,397	$356.0	3,957	$359.0
Total	5,885	$437.1	5,379	$458.1	11,623	$438.6	10,724	$453.3

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,721	$511.1	2,101	$537.2	3,139	$515.3	4,151	$532.6
North East	452	$621.1	474	$651.7	818	$637.2	945	$632.5
Mid East	1,056	$429.4	1,082	$415.8	1,778	$429.6	2,095	$411.6
South East	1,829	$364.1	1,818	$363.3	3,338	$363.0	3,417	$359.2
Total	5,058	$450.7	5,475	$465.4	9,073	$453.5	10,608	$461.8

	As of June 30,
	2026		2025
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	4,019	$509.2	3,713	$532.6
North East	1,014	$632.9	911	$698.4
Mid East	2,224	$426.2	2,120	$426.8
South East	3,741	$362.5	3,325	$371.6
Total	10,998	$453.9	10,069	$472.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
New order cancellation rate:
Mid Atlantic	15.2%	16.4%	15.7%	16.5%
North East	20.6%	12.9%	17.0%	13.3%
Mid East	13.7%	17.9%	13.0%	16.2%
South East	14.2%	16.5%	13.4%	15.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average active communities:
Mid Atlantic	133	120	129	120
North East	28	26	29	25
Mid East	95	94	97	93
South East	186	186	182	175
Total	442	426	437	413

Homebuilding Inventory:

	June 30, 2026	December 31, 2025
Sold inventory:
Mid Atlantic	$778,646	$595,369
North East	254,210	220,684
Mid East	324,059	219,389
South East	527,952	386,759
Total (1)	$1,884,867	$1,422,201

	June 30, 2026	December 31, 2025
Unsold lots and housing units inventory:
Mid Atlantic	$173,139	$90,988
North East	35,559	24,423
Mid East	17,134	29,253
South East	83,158	108,812
Total (1)	$308,990	$253,476
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	June 30, 2026	December 31, 2025
Total lots controlled:
Mid Atlantic	62,100	60,100
North East	20,300	19,000
Mid East	29,500	28,100
South East	72,500	72,900
Total	184,400	180,100

	June 30, 2026	December 31, 2025
Contract land deposits, net:
Mid Atlantic	$416,591	$347,941
North East	94,055	105,051
Mid East	93,100	85,515
South East	330,797	317,516
Total	$934,543	$856,023

Mid Atlantic
Three Months Ended June 30, 2026 and 2025
The Mid Atlantic segment had an approximate $85,800, or 45%, decrease in segment profit in the second quarter of 2026 compared to the second quarter of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $249,300, or 22%, coupled with a decrease in gross profit margin to 20.9% in the second quarter of 2026 from 23.5% in the same period of 2025. Segment revenues decreased due to an 18% decrease in units settled, coupled with a 5% lower average settlement price quarter over quarter. The decrease in settlements was primarily attributable to a 6% lower backlog unit balance entering the second quarter of 2026 compared to backlog entering the second quarter of 2025, coupled with a lower backlog turnover rate. The decrease in the average settlement price was primarily attributable to a 4% lower average price of units in backlog entering the second quarter of 2026 compared to the backlog entering the second quarter of 2025. Gross profit margins were negatively impacted by higher lot costs and by pricing pressure due to affordability challenges.
Segment New Orders increased 8%, while the average sales price of New Orders decreased 6% in the second quarter of 2026 compared to the second quarter of 2025. The increase in New Orders was primarily attributable to an 11% increase in the average number of active communities quarter over quarter, offset by a 3% lower absorption rate. The average sales price of New Orders was negatively impacted by a shift to lower priced communities in certain markets within the segment.
Six Months Ended June 30, 2026 and 2025
The Mid Atlantic segment had an approximate $181,400, or 48%, decrease in segment profit in the first six months of 2026 compared to the first six months of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $593,600, or 27%, coupled with a decrease in gross profit margin to 21.5% in the first six months of 2026 from 23.8% in the first six months of 2025. Segment revenues decreased due to a 24% decrease in units settled, coupled with a 3% lower average settlement price in the first six months of 2026 compared to the same period in 2025. The decrease in settlements was primarily attributable to a 22% lower backlog unit balance entering 2026 compared to the backlog entering 2025. The decrease in the average settlement price was primarily attributable to a 3% lower average price of units in backlog entering 2026 compared to the backlog entering 2025. Gross profit margins were negatively impacted by higher lot costs and by pricing pressure due to affordability challenges.
Segment New Orders increased 5%, while the average sales price of New Orders decreased 5%, in the first six months of 2026 compared to the first six months of 2025. New Orders were higher primarily due to a 7% increase in the average number of active communities, offset partially by a 2% lower sales absorption rate year over year. The average sales price of New Orders was negatively impacted by a shift to lower priced communities in certain markets within the segment.
North East
Three Months Ended June 30, 2026 and 2025
The North East segment had an approximate $19,000, or 33%, decrease in segment profit in the second quarter of 2026 compared to the second quarter of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $28,100, or 9%, coupled with a decrease in gross profit margin to 22.0% in the second quarter of 2026 from 26.2% in the second quarter of 2025. Segment revenues decreased due to a 5% decrease in units settled, coupled with a 5% lower average settlement price quarter over quarter. The decrease in settlements was primarily attributable to a lower backlog turnover rate quarter over quarter. The decrease in the average settlement price was primarily attributable to a 10% lower average price of units in backlog entering the second quarter of 2026 compared to the backlog entering the second quarter of 2025. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due to affordability challenges.
Segment New Orders and the average sales price of New Orders decreased 8% and 2%, respectively, in the second quarter of 2026 compared to the second quarter of 2025. New Orders were lower primarily due to a 16% lower sales absorption rate, offset by a 9% increase in the average number of active communities. The decrease in sales absorption was attributable to weak consumer sentiment.
Six Months Ended June 30, 2026 and 2025
The North East segment had an approximate $41,700, or 37%, decrease in segment profit in the first six months of 2026 compared to the first six months of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $76,400, or 13%, coupled with a decrease in gross profit margin to 22.2% in the first six months of 2026 from 26.3% in the first six months of 2025. Segment revenues decreased primarily due to a 13% decrease in units settled. The decrease in settlements was attributable to both an 8% lower backlog unit balance entering 2026 compared to the backlog entering 2025 and a lower backlog turnover rate year over year. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due to affordability challenges.

Segment New Orders increased 7% while the average sales price of New Orders decreased 7% in the first six months of 2026 compared to the first six months of 2025. New Orders were higher primarily due to a 19% increase in the average number of active communities, offset by a 10% lower sales absorption rate year over year. The average sales price of New Orders was negatively impacted by a shift to lower priced communities in certain markets within the segment.
Mid East
Three Months Ended June 30, 2026 and 2025
The Mid East segment had an approximate $2,800, or 5%, decrease in segment profit in the second quarter of 2026 compared to the second quarter of 2025, due primarily to a decrease in gross profit margins, which offset an increase in segment revenues of approximately $3,500, or 1%. The segment's gross profit margin percentage decreased to 20.4% in the second quarter of 2026 from 21.0% in the second quarter of 2025. Gross profit margin was negatively impacted by higher lot costs. The segment's revenues were higher primarily due to a 3% higher average settlement price in the second quarter of 2026, attributable to a 2% higher average settlement price of units in backlog entering the second quarter of 2026 compared to the same period in 2025.
Segment New Orders increased 11% while the average sales price of New Orders decreased 1% in the second quarter of 2026 compared to the second quarter of 2025. New Orders were favorably impacted by a 9% higher sales absorption rate attributable to better product positioning in certain markets in the current year.
Six Months Ended June 30, 2026 and 2025
The Mid East segment had an approximate $21,800, or 19%, decrease in segment profit in the first six months of 2026 compared to the first six months of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $98,500, or 11%. Segment revenues decreased due to a 15% decrease in units settled, offset partially by a 4% higher average settlement price. The decrease in settlements was primarily attributable to a 20% lower backlog unit balance entering 2026 compared to the backlog entering 2025. The increase in the average settlement price was attributable to a 5% higher average price of units in backlog entering 2026 compared to backlog entering 2025.
Segment New Orders increased 9% while the average sales price of New Orders remained flat in the first six months of 2026 compared to the first six months of 2025. New Orders were favorably impacted by a 6% higher sales absorption rate, coupled with a 3% increase in the number of active communities year over year.
South East
Three Months Ended June 30, 2026 and 2025
The South East segment had an approximate $3,400, or 7%, decrease in segment profit in the second quarter of 2026 compared to the second quarter of 2025. The decrease in segment profit was primarily due to a decrease in the segment's gross profit margin percentage to 17.7% in the second quarter of 2026 from 18.7% in the second quarter of 2025. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due to continued affordability challenges.
Segment New Orders increased 14% while the average sales price of New Orders decreased 2% in the second quarter of 2026 compared to the second quarter of 2025. New Orders were favorably impacted by a 14% higher sales absorption rate attributable to better product positioning in certain markets in the current year.
Six Months Ended June 30, 2026 and 2025
The South East segment had an approximate $20,500, or 21%, decrease in segment profit in the first six months of 2026 compared to the first six months of 2025. The decrease in segment profit was primarily due to a decrease in the segment's gross profit margin percentage to 17.6% in the first six months of 2026 from 19.2% in the first six months of 2025. Gross profit margins were negatively impacted by higher lot costs and pricing pressure due to continued affordability challenges year over year.
Segment New Orders increased 11% while the average sales price of New Orders decreased 1% in the first six months of 2026 compared to the first six months of 2025. New Orders were favorably impacted by a 7% higher sales absorption rate, attributable to better product positioning in certain markets in the current year, coupled with a 4% increase in the average number of active communities within the segment year over year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Homebuilding consolidated gross profit:
Mid Atlantic	$184,069	$264,866	$348,096	$525,975
North East	61,647	80,876	115,529	157,153
Mid East	92,405	94,305	156,331	178,625
South East	118,187	123,462	212,916	235,163
Consolidation adjustments and other	(17,754)	(15,225)	(33,978)	(33,562)
Homebuilding consolidated gross profit	$438,554	$548,284	$798,894	$1,063,354

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Homebuilding consolidated income before taxes:
Mid Atlantic	$105,550	$191,390	$196,859	$378,223
North East	38,933	57,964	71,382	113,075
Mid East	58,881	61,729	93,547	115,338
South East	48,099	51,518	76,744	97,248
Reconciling items:
Contract land deposit reserve adjustment (1)	(21,664)	(13,153)	(30,481)	(21,270)
Equity-based compensation expense	(18,235)	(16,604)	(30,721)	(33,944)
Corporate capital allocation (2)	96,796	91,898	183,256	179,525
Unallocated corporate overhead	(36,673)	(34,364)	(92,673)	(90,333)
Consolidation adjustments and other	17,016	13,538	34,834	17,470
Corporate interest income	11,215	20,276	28,574	45,475
Corporate interest expense	(6,688)	(6,675)	(13,527)	(13,806)
Reconciling items sub-total	41,767	54,916	79,262	83,117
Homebuilding consolidated income before taxes	$293,230	$417,517	$517,794	$787,001

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

(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Corporate capital allocation charge:
Mid Atlantic	$40,089	37,003	$75,150	74,146
North East	11,965	11,290	22,943	21,892
Mid East	12,703	12,033	23,359	23,240
South East	32,039	31,572	61,804	60,247
Total	$96,796	$91,898	$183,256	$179,525

Mortgage Banking Segment
Three and Six Months Ended June 30, 2026 and 2025
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment's customers. NVRM sells almost all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loan closing volume:
Total principal	$1,354,713	$1,555,280	$2,407,697	$2,988,201

Loan volume mix:
Adjustable rate mortgages	21%	5%	20%	4%
Fixed-rate mortgages	79%	95%	80%	96%

Operating profit:
Segment profit	$26,470	$30,825	$54,401	$64,531
Equity-based compensation expense	(1,059)	(1,209)	(1,860)	(2,395)
Mortgage banking income before tax	$25,411	$29,616	$52,541	$62,136

Capture rate:	85%	87%	84%	87%

Mortgage banking fees:
Net gain on sale of loans	$37,169	$39,868	$75,546	$82,519
Title services	9,336	10,506	17,068	20,349
Servicing fees	80	173	155	266
	$46,585	$50,547	$92,769	$103,134

Loan closing volume for the three and six months ended June 30, 2026 decreased by approximately $200,600, or 13%, and $580,500, or 19%, respectively, from the same periods in 2025. These decreases are consistent with the decreases in homebuilding revenue of 11% and 16%, respectively.

Segment profit for the three months ended June 30, 2026 decreased by approximately $4,400, or 14%, from the same period in 2025. This decrease was primarily attributable to a decrease of approximately $4,000, or 8%, in mortgage banking fees due to a decrease in gains on sales of loans.

Segment profit for the six months ended June 30, 2026 decreased by approximately $10,100, or 16%, from the same period in 2025. This decrease was primarily attributable to a decrease of approximately $10,400, or 10%, in mortgage banking fees due to a decrease in gains on sales of loans.
Seasonality
We historically have experienced variability in our quarterly results, generally having higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year. As a result, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year.
Effective Tax Rate
Our effective tax rate for the three and six month periods ended June 30, 2026 was 25.8% and 23.8%, respectively, compared to 25.4% in each respective period of 2025. The effective tax rate for the respective periods is primarily impacted by the income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $900 and $13,500 for the three and six months ended June 30, 2026, respectively, compared to $3,500 and $6,200 for the three and six months ended June 30, 2025, respectively.
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
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of June 30, 2026, we had approximately $1,100,000 in cash and cash equivalents, approximately $287,200 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
Material Cash Requirements
We believe that our current cash holdings, cash generated from operations, and cash available under our short-term unsecured credit agreement and revolving mortgage repurchase facility, as well as the public debt and equity markets, will be sufficient to satisfy both our short term and long term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. Our material contractual obligations primarily consist of the following:
(i) Payments due to service our debt and interest on that debt. Our Senior Notes have an outstanding aggregate principal balance of $900,000 and mature in May 2030. Future interest payments on our outstanding Senior Notes total $104,550, with $27,000 due within the next twelve months.
(ii) Payment obligations totaling approximately $737,500 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next three years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 13 of this Quarterly Report on Form 10-Q for additional discussion of our leases.

In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the second quarter of 2026. For the six months ended June 30, 2026, we repurchased 144,896 shares of our common stock at an aggregate purchase price of $989,733. As of June 30, 2026, we had approximately $1,059,864 available under Board approved repurchase authorizations.
Capital Resources
Senior Notes
As of June 30, 2026, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") which provides for aggregate revolving loan commitments of $300,000, and a $100,000 sublimit for the issuance of letters of credit of which there was approximately $12,800 outstanding as of June 30, 2026. There were no borrowings outstanding under the Credit Agreement as of June 30, 2026.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the “Repurchase Agreement”) which provides for aggregate borrowings up to $150,000. There were no borrowings outstanding under the Repurchase Agreement as of June 30, 2026,
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Note 11 to the condensed consolidated financial statements included herein, and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Cash Flows
For the six months ended June 30, 2026, cash, restricted cash, and cash equivalents decreased by $759,622.  Net cash provided by operating activities was $188,156, due primarily to cash provided by earnings for the six months ended June 30, 2026 and a $176,022 reduction in mortgage loans held for sale. In addition, $49,200 of cash was provided by an increase in accounts payable and accrued expenses attributable to an increase in inventory and $45,488 of cash was provided by an increase in customer deposits. Cash was primarily used to fund the increase in inventory of $511,729, attributable to an increase in units under construction as of June 30, 2026 compared to December 31, 2025, and an increase of $106,509 in contract land deposits.
Net cash provided by investing activities for the six months ended June 30, 2026 was $3,916, due primarily to cash provided by the sale of our interest in an unconsolidated joint venture of $21,559. Cash was used primarily for investments in unconsolidated joint ventures totaling $6,911 and purchases of property, plant and equipment of $11,023.
Net cash used in financing activities was $951,694 for the six months ended June 30, 2026.  Cash was used to repurchase 144,896 shares of our common stock at an aggregate purchase price of $989,733 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $56,784.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the six months ended June 30, 2026. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2026, we had two share repurchase authorizations outstanding. On each of February 11, 2026 and May 8, 2026, we publicly announced that our Board of Directors had approved new repurchase authorizations in the amount of up to $750 million per authorization. Each share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased the following shares of our common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2026	32,860	$6,756.01	32,860	$445,638
May 1 - 31, 2026	6,378	$6,045.87	6,378	$1,157,078
June 1 - 30, 2026	15,478	$6,280.80	15,478	$1,059,864
Total	54,716	$6,538.80	54,716

Item 5.    Other Information
During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Fifth Amendment to Second Amended and Restated Master Repurchase Agreement dated July 10, 2026 between NVR Mortgage Finance, Inc. and U.S. Bank National Association. Filed herewith.
10.2*
The Form of Non-Qualified Stock Option Agreement (Management time-based grants) under the NVR, Inc. 2018 Equity Incentive Plan. Filed as Exhibit 10.1 to NVR's Form 8-K filed on May 15, 2026 and incorporated herein by reference.

10.3*
The Form of Non-Qualified Stock Option Agreement (Management performance-based grants) under the NVR, Inc. 2018 Equity Incentive Plan. Filed as Exhibit 10.2 to NVR's Form 8-K filed on May 15, 2026 and incorporated herein by reference.

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

NVR, Inc.

Date: August 5, 2026	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer