Form 10-Q
period 2026-09-30
NVR INC
filed 2026-11-04
CIK 906163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 1-12378
NVR, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1394360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Oracle Way, Suite 300
Reston, Virginia 20190
(703) 956-4000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
11700 Plaza America Drive, Suite 500
Reston, Virginia 20190
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026 there were 2,645,788 shares of common stock outstanding.

NVR, Inc.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

NVR, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Homebuilding:
Cash and cash equivalents	$1,091,315	$1,883,844
Restricted cash	37,549	34,348
Receivables	54,560	32,742
Inventory:
Lots and housing units, covered under sales agreements with customers	1,941,337	1,410,695
Unsold lots and housing units	384,837	252,029
Land under development	21,792	39,312
Building materials and other	24,821	21,524
	2,372,787	1,723,560

Contract land deposits, net	916,747	851,458
Property, plant and equipment, net	109,860	103,770
Operating lease right-of-use assets	120,701	110,535
Other assets	359,355	349,306
	5,062,874	5,089,563
Mortgage Banking:
Cash and cash equivalents	34,071	32,642
Restricted cash	6,596	6,047
Mortgage loans held for sale, net	346,874	571,596
Property and equipment, net	7,256	7,727
Operating lease right-of-use assets	21,741	23,953
Other assets	86,538	125,402
	503,076	767,367
Total assets	$5,565,950	$5,856,930

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS' EQUITY
Homebuilding:
Accounts payable	$365,207	$259,244
Accrued expenses and other liabilities	306,013	376,976
Customer deposits	285,364	249,210
Operating lease liabilities	136,289	117,589
Senior notes	907,659	909,160
	2,000,532	1,912,179
Mortgage Banking:
Accounts payable and other liabilities	106,690	53,738
Operating lease liabilities	23,735	26,144
	130,425	79,882
Total liabilities	2,130,957	1,992,061

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 20,555,330 shares issued as of both September 30, 2026 and December 31, 2025	206	206
Additional paid-in capital	3,255,240	3,155,367
Deferred compensation trust – 106,697 shares of NVR, Inc. common stock as of both September 30, 2026 and December 31, 2025	(16,710)	(16,710)
Deferred compensation liability	16,710	16,710
Retained earnings	17,070,191	16,386,769
Less treasury stock at cost – 17,911,054 and 17,755,943 shares as of September 30, 2026 and December 31, 2025, respectively	(16,890,644)	(15,677,473)
Total shareholders' equity	3,434,993	3,864,869
Total liabilities and shareholders' equity	$5,565,950	$5,856,930

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Homebuilding:
Revenues	$2,349,284	$2,560,343	$6,463,934	$7,459,055
Other income	12,209	22,000	52,353	73,800
Cost of sales	(1,920,068)	(2,021,398)	(5,235,824)	(5,856,756)
Selling, general and administrative	(135,017)	(142,736)	(442,709)	(457,023)
Interest expense	(6,692)	(6,855)	(20,244)	(20,721)
Homebuilding income	299,716	411,354	817,510	1,198,355

Mortgage Banking:
Mortgage banking fees	53,146	49,162	145,915	152,296
Interest income	4,293	4,881	11,905	13,180
Other income	1,271	1,400	3,340	3,794
General and administrative	(23,470)	(22,397)	(72,750)	(73,515)
Interest expense	(268)	(327)	(897)	(900)
Mortgage banking income	34,972	32,719	87,513	94,855

Income before taxes	334,688	444,073	905,023	1,293,210
Income tax expense	(86,083)	(101,385)	(221,601)	(317,209)

Net income	$248,605	$342,688	$683,422	$976,001

Basic earnings per share	$93.49	$119.26	$251.99	$333.86

Diluted earnings per share	$89.45	$112.33	$240.54	$315.33

Basic weighted average shares outstanding	2,659	2,874	2,712	2,923

Diluted weighted average shares outstanding	2,779	3,051	2,841	3,095

See notes to condensed consolidated financial statements.

NVR, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$683,422	$976,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,829	17,567
Equity-based compensation expense	55,386	53,695
Contract land deposit impairments, net	55,435	40,138
Gain on sale of loans, net	(120,204)	(121,975)
Mortgage loans closed	(3,797,978)	(4,532,399)
Mortgage loans sold and principal payments on mortgage loans held for sale	4,171,987	4,646,571
Net change in assets and liabilities:
Increase in inventory	(649,226)	(72,718)
Increase in contract land deposits	(120,724)	(181,771)
Decrease (increase) in receivables	11,436	(10,899)
Increase (decrease) in accounts payable and accrued expenses	71,657	(81,116)
Increase (decrease) in customer deposits	36,154	(45,575)
Other, net	(5,078)	(5,927)
Net cash provided by operating activities	412,096	681,592

Cash flows from investing activities:
Investments in and advances to unconsolidated joint ventures	(12,306)	(37,281)
Proceeds from the sale of ownership interest in unconsolidated joint ventures	21,559	—
Purchase of property, plant and equipment	(29,879)	(20,808)
Proceeds from the sale of property, plant and equipment	425	715
Net cash used in investing activities	(20,201)	(57,374)

Cash flows from financing activities:
Purchase of treasury stock	(1,242,774)	(1,331,212)
Principal payments on finance lease liabilities	(5,026)	(3,412)
Proceeds from the exercise of stock options	68,555	69,343
Net cash used in financing activities	(1,179,245)	(1,265,281)

Net decrease in cash, restricted cash, and cash equivalents	(787,350)	(641,063)
Cash, restricted cash, and cash equivalents, beginning of the period	1,956,881	2,664,667

Cash, restricted cash, and cash equivalents, end of the period	$1,169,531	$2,023,604

Supplemental disclosures of cash flow information:
Interest paid during the period, net of interest capitalized	$15,550	$15,546
Income taxes paid during the period, net of refunds	$265,213	$354,638

See notes to condensed consolidated financial statements.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements include the accounts of NVR, Inc. and its subsidiaries (“NVR”, the “Company”, "we", "us" or "our") and certain other entities in which the Company is deemed to be the primary beneficiary (see Notes 2 and 3 to the accompanying condensed consolidated financial statements).  Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as otherwise noted herein) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
For the three and nine months ended September 30, 2026 and 2025, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying condensed consolidated financial statements.
Revenue Recognition
Homebuilding revenue is recognized on the settlement date at the contract sales price, when control is transferred to our customers. Our contract liabilities, which consist of deposits received from customers on homes not settled, were $285,364 and $249,210 as of September 30, 2026 and December 31, 2025, respectively. Substantially all customer deposits are recognized in revenue within twelve months of being received from customers. Our contract assets consisting of prepaid sales compensation, totaled approximately $23,200 and $16,300 as of September 30, 2026 and December 31, 2025, respectively. These amounts are included in homebuilding “Other assets” on the accompanying condensed consolidated balance sheets.
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
As of September 30, 2026, we controlled approximately 176,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $1,026,400 and $9,900, respectively. Our sole legal obligation and economic loss for failure to perform under these LPAs is limited to the amount of the deposit pursuant to the liquidated damage provisions contained in the LPAs and, in very limited circumstances, specific performance obligations. For the three and nine months ended September 30, 2026, we incurred pre-tax impairment charges on lot deposits of approximately $24,800 and $55,400, respectively. For the three and nine months ended September 30, 2025, we incurred pre-tax impairment charges of approximately $18,900 and $40,100, respectively. Our contract land deposit asset is shown net of a $156,392 and $110,958 impairment allowance as of September 30, 2026 and December 31, 2025, respectively.
In addition, we have certain properties under contract with land owners that are expected to yield approximately 38,700 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. These properties are controlled with cash deposits totaling approximately $46,700 as of September 30, 2026, of which approximately $13,000 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Our total risk of loss related to contract land deposits as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Contract land deposits	$1,073,139	$962,416
Allowance for losses on contract land deposits	(156,392)	(110,958)
Contract land deposits, net	916,747	851,458
Contingent obligations in the form of letters of credit	9,871	4,565
Total risk of loss	$926,618	$856,023

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
As of September 30, 2026, we had an aggregate investment totaling approximately $80,200 in four JVs that are expected to produce approximately 7,850 finished lots, all of which were controlled by us. We had additional JV funding commitments totaling approximately $19,500 as of September 30, 2026. As of December 31, 2025, our aggregate investment in JVs totaled approximately $78,100. Investments in JVs for the respective periods are reported in the homebuilding "Other assets" line item on the accompanying condensed consolidated balance sheets. None of the JVs had any indicators of impairment as of September 30, 2026.
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
As of September 30, 2026, we owned land with a carrying value of $21,792, expected to produce approximately 1,450 finished lots. As of December 31, 2025, the carrying value of land under development was $39,312. None of the raw parcels had any indicators of impairment as of September 30, 2026.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
5.    Earnings per Share
The following weighted average shares and share equivalents were used to calculate basic and diluted earnings per share ("EPS") for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average number of shares outstanding used to calculate basic EPS	2,659,137	2,873,501	2,712,144	2,923,371
Dilutive securities:
Stock options and restricted share units	120,265	177,219	129,016	171,816
Weighted average number of shares and share equivalents outstanding used to calculate diluted EPS	2,779,402	3,050,720	2,841,160	3,095,187
The following non-qualified stock options ("Options") and restricted share units ("RSUs") issued under equity incentive plans were outstanding during the three and nine months ended September 30, 2026 and 2025, but were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive securities	56,480	8,128	56,550	8,488

6.    Shareholders’ Equity
A summary of changes in shareholders’ equity for the three months ended September 30, 2026 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, June 30, 2026	$206	$3,223,670	$16,821,586	$(16,654,266)	$(16,710)	$16,710	$3,391,196

Net income	—	—	248,605	—	—	—	248,605
Purchase of common stock for treasury	—	—	—	(239,385)	—	—	(239,385)
Equity-based compensation	—	22,806	—	—	—	—	22,806
Proceeds from Options exercised	—	11,771	—	—	—	—	11,771
Treasury stock issued upon Option exercise	—	(3,007)	—	3,007	—	—	—
Balance, September 30, 2026	$206	$3,255,240	$17,070,191	$(16,890,644)	$(16,710)	$16,710	$3,434,993

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
A summary of changes in shareholders’ equity for the nine months ended September 30, 2026 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, December 31, 2025	$206	$3,155,367	$16,386,769	$(15,677,473)	$(16,710)	$16,710	$3,864,869

Net income	—	—	683,422	—	—	—	683,422
Purchase of common stock for treasury	—	—	—	(1,237,239)	—	—	(1,237,239)
Equity-based compensation	—	55,386	—	—	—	—	55,386
Proceeds from Options exercised	—	68,555	—	—	—	—	68,555
Treasury stock issued upon Option exercise and RSU vesting	—	(24,068)	—	24,068	—	—	—
Balance, September 30, 2026	$206	$3,255,240	$17,070,191	$(16,890,644)	$(16,710)	$16,710	$3,434,993

We repurchased 37,088 and 181,984 shares of our outstanding common stock during the three and nine months ended September 30, 2026, respectively. We settle Option exercises and vesting of RSUs by issuing shares of treasury stock. We issued 3,211 and 26,873 shares from the treasury account during the three and nine months ended September 30, 2026, respectively, in settlement of Option exercises and vesting of RSUs. Shares are relieved from the treasury account based on the weighted average cost basis of treasury shares.
A summary of changes in shareholders’ equity for the three months ended September 30, 2025 is presented below:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Deferred Compensation Trust	Deferred Compensation Liability	Total
Balance, June 30, 2025	$206	$3,085,904	$15,680,266	$(14,921,245)	$(16,710)	$16,710	$3,845,131

Net income	—	—	342,688	—	—	—	342,688
Purchase of common stock for treasury	—	—	—	(278,094)	—	—	(278,094)
Equity-based compensation	—	17,356	—	—	—	—	17,356
Proceeds from Options exercised	—	39,681	—	—	—	—	39,681
Treasury stock issued upon Option exercise	—	(10,961)	—	10,961	—	—	—
Balance, September 30, 2025	$206	$3,131,980	$16,022,954	$(15,188,378)	$(16,710)	$16,710	$3,966,762

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
The following table reflects the changes in our Warranty Reserve during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty reserve, beginning of period	$110,092	$127,440	$116,561	$133,095
Provision	13,708	20,989	42,537	58,888
Payments	(19,957)	(23,578)	(55,255)	(67,132)
Warranty reserve, end of period	$103,843	$124,851	$103,843	$124,851

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

Mid Atlantic:	Maryland, Virginia, West Virginia, Delaware and Washington, D.C
North East:	New Jersey and Eastern Pennsylvania
Mid East:	New York, Ohio, Western Pennsylvania, Indiana and Illinois
South East:	North Carolina, South Carolina, Florida, Tennessee, Georgia and Kentucky
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
The following tables present certain segment financial data with reconciliations to the amounts reported for the consolidated company, where applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Homebuilding Mid Atlantic	$895,495	$1,039,957	$2,513,053	$3,251,066
Homebuilding North East	287,985	291,753	809,292	889,508
Homebuilding Mid East	471,384	508,798	1,235,275	1,371,160
Homebuilding South East	694,420	719,835	1,906,314	1,947,321
Mortgage Banking	53,146	49,162	145,915	152,296
Total consolidated revenues	$2,402,430	$2,609,505	$6,609,849	$7,611,351

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment cost of sales
Homebuilding Mid Atlantic	$(708,013)	$(796,238)	$(1,977,475)	$(2,481,372)
Homebuilding North East	(227,112)	(215,063)	(632,890)	(655,666)
Homebuilding Mid East	(377,891)	(398,371)	(985,451)	(1,082,109)
Homebuilding South East	(575,877)	(590,149)	(1,574,855)	(1,582,472)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment selling, general & administrative expense:
Homebuilding Mid Atlantic	$(38,991)	$(37,832)	$(115,785)	$(112,559)
Homebuilding North East	(11,157)	(12,373)	(32,764)	(34,907)
Homebuilding Mid East	(20,596)	(21,215)	(60,261)	(61,645)
Homebuilding South East	(38,012)	(40,598)	(112,754)	(119,526)
Mortgage Banking	(22,164)	(21,910)	(69,584)	(70,633)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Corporate capital allocation charge:
Homebuilding Mid Atlantic	$(45,490)	$(38,204)	$(120,640)	$(112,350)
Homebuilding North East	(12,256)	(12,383)	(35,199)	(34,275)
Homebuilding Mid East	(13,000)	(12,917)	(36,359)	(36,157)
Homebuilding South East	(34,367)	(33,058)	(96,171)	(93,305)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other segment items, net
Homebuilding Mid Atlantic	$664	$458	$1,371	$1,579
Homebuilding North East	538	30	941	379
Homebuilding Mid East	118	136	358	520
Homebuilding South East	578	842	952	2,102
Mortgage Banking (1)	5,297	5,954	14,348	16,074
(1) This item relates primarily to interest income received on mortgage loans closed and mortgage loans held for sale.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment profit
Homebuilding Mid Atlantic	$103,665	$168,141	$300,524	$546,364
Homebuilding North East	37,998	51,964	109,380	165,039
Homebuilding Mid East	60,015	76,431	153,562	191,769
Homebuilding South East	46,742	56,872	123,486	154,120
Mortgage Banking	36,279	33,206	90,679	97,737
Total segment profit	284,699	386,614	777,631	1,155,029
Reconciling items:
Contract land deposit allowance adjustment (2)	(24,648)	(18,634)	(55,129)	(39,904)
Equity-based compensation expense (3)	(22,806)	(17,356)	(55,386)	(53,695)
Corporate capital allocation (4)	105,113	96,562	288,369	276,087
Unallocated corporate overhead	(17,701)	(26,359)	(110,374)	(116,692)
Consolidation adjustments and other (5)	6,927	10,433	41,761	27,903
Corporate interest income	9,774	19,654	38,348	65,129
Corporate interest expense	(6,670)	(6,841)	(20,197)	(20,647)
Reconciling items sub-total	49,989	57,459	127,392	138,181
Consolidated profit before taxes	$334,688	$444,073	$905,023	$1,293,210

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

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets:
Homebuilding Mid Atlantic	$1,622,518	$1,185,864
Homebuilding North East	410,232	374,313
Homebuilding Mid East	470,000	359,826
Homebuilding South East	1,171,123	971,162
Mortgage Banking	495,729	760,020
Total segment assets	4,169,602	3,651,185
Reconciling items (1):
Cash and cash equivalents	1,091,315	1,883,844
Deferred taxes	161,635	143,666
Intangible assets	48,927	48,927
Operating lease right-of-use assets	120,701	110,535
Finance lease right-of-use assets	34,461	39,080
Contract land deposit allowance	(156,392)	(110,958)
Consolidation adjustments and other	95,701	90,651
Reconciling items sub-total	1,396,348	2,205,745
Consolidated assets	$5,565,950	$5,856,930
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
During the second quarter of 2026, we issued 44,318 Options and 5,486 RSUs to key management employees and Directors, substantially all of which vest on December 31, 2028. Total Option and RSU grants for the nine month period ended September 30, 2026 totaled 47,274 and 5,976, respectively, and were granted under the NVR, Inc. 2018 Equity Incentive Plan as follows:

Options Granted
Options - service-only	24,407
Options - performance-based	22,867
Total Options Granted	47,274
RSUs Granted
RSUs - service-only	3,023
RSUs - performance-based	2,953
Total RSUs Granted	5,976

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
All Options were granted at an exercise price equal to the closing price of the Company’s common stock on the day prior to the date of grant, and expire ten years from the date of grant.

The following table provides additional information relative to our equity-based compensation plans for the nine months ended September 30, 2026:

	Shares	Weighted Avg. Per Share Exercise Price	Weighted Avg. Remaining Contract Life (years)	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2025	333,292	$3,880.52
Granted	47,274	$5,835.24
Exercised	(19,652)	$3,488.45
Forfeited	(3,736)	$4,980.14
Outstanding at September 30, 2026	357,178	$4,149.30	4.6	$730,272
Exercisable at September 30, 2026	211,364	$3,493.23	3.0	$562,473

RSUs
Outstanding at December 31, 2025	16,913
Granted	5,976
Vested	(7,221)
Forfeited	(204)
Outstanding at September 30, 2026	15,464			$95,171
Vested, but not issued at September 30, 2026	—			—

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
The fair value of the Options granted during the first nine months of September 30, 2026 was estimated on the grant date using the Pricing Model, based on the following assumptions:

Estimated option life (range)	3.67 - 6.69
Risk free interest rate (range)	3.82% - 4.45%
Expected volatility (range)	24.10% - 28.75%
Expected dividend rate	—%
Weighted average grant-date fair value per share of options granted	$1,564.44

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
The weighted average grant date fair value per share of $5,870.87 for the RSUs was determined based on the closing price of our common stock on the day immediately preceding the date of grant.
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
We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur. During the three and nine month periods ended September 30, 2026, we recognized $22,806 and $55,386 in equity-based compensation costs, respectively. During the three and nine month periods ended September 30, 2025, we recognized $17,356 and $53,695 in equity-based compensation costs, respectively.
As of September 30, 2026, the total unrecognized compensation cost for all outstanding Options and RSUs equaled approximately $180,801. The unrecognized compensation cost will be recognized over each grant’s applicable vesting period with the latest vesting date being December 31, 2031. The weighted-average period over which the unrecognized compensation cost will be recorded is equal to approximately 1.8 years.
10.    Fair Value
GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
Financial Instruments
The estimated fair values of our Senior Notes as of September 30, 2026 and December 31, 2025 were $822,528 and $852,930, respectively. The estimated fair value is based on recent market prices of similar transactions, which is classified as Level 2 within the fair value hierarchy. The carrying values as of September 30, 2026 and December 31, 2025 were $907,659 and $909,160, respectively.
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

The fair value measurement of NVRM's undesignated derivative instruments was as follows:

	September 30, 2026	December 31, 2025
Rate lock commitments:
Gross assets	$4,665	$37,437
Gross liabilities	23,184	158
Net rate lock commitments	$(18,519)	$37,279
Forward sales contracts:
Gross assets	$25,832	$1,348
Gross liabilities	354	1,236
Net forward sales contracts	$25,478	$112
As of September 30, 2026 the net rate lock commitments are reported in mortgage banking “Accounts payable and other liabilities” and the net forward sales contracts are reported in mortgage banking “Other assets” on the accompanying condensed consolidated balance sheets. As of December 31, 2025, the net rate lock commitments and the net forward sales contracts are reported in mortgage banking "Other assets" on the accompanying consolidated balance sheets.
The fair value measurement as of September 30, 2026 and December 31, 2025 was as follows:

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Notional or Principal Amount	Fair Value Measurement	Notional or Principal Amount	Fair Value Measurement
Rate lock commitments	Level 2	$2,227,702	$(18,519)	$1,707,835	$37,279
Forward sales contracts	Level 2	$1,923,000	$25,478	$1,430,400	$112
Mortgage loans held for sale	Level 2	$356,670	$346,874	$557,540	$571,596
The net gain on sale of loans was $43,308 and $118,854 for the three and nine month periods ended September 30, 2026, respectively, and $38,776 and $121,295 for the three and nine month periods ended September 30, 2025, respectively. These amounts are included in mortgage banking fees in the accompanying consolidated statements of income. These amounts include realized and unrealized gains and losses associated with fair value measurements, rate lock commitments, forward sale contracts and mortgage loans held for sale.

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
11.    Debt
As of September 30, 2026, we had the following debt instruments outstanding:
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
The indenture governing the Senior Notes does not contain any financial covenants; however, it does contain, among other items, and subject to certain exceptions, covenants that restrict our ability to create, incur, assume or guarantee secured debt, enter into sale and leaseback transactions and conditions related to mergers and/or the sale of assets. We were in compliance with all covenants under the Senior Notes as of September 30, 2026.
Credit Agreement
We have an unsecured Credit Agreement (the "Credit Agreement") which provides for aggregate revolving loan commitments of $300,000 (the "Facility"). The Credit Agreement has an uncommitted accordion feature allowing the Company to increase the commitment by an additional $300,000, subject to certain conditions and availability of additional Lender commitments. Additionally, the Credit Agreement provides for a $100,000 sublimit for the issuance of letters of credit, of which approximately $15,400 was outstanding as of September 30, 2026. The Credit Agreement termination date is March 11, 2030. There were no borrowings outstanding under the Facility as of September 30, 2026.
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
Effective July 10, 2026, NVRM entered into the Fifth Amendment to Second Amended and Restated Master Repurchase Agreement with U.S. Bank National Association, as Agent and a Buyer, which extended the term of the Repurchase Agreement through July 8, 2027. All other terms and conditions under the amended Repurchase Agreement remained materially consistent. As of September 30, 2026, there were no borrowing base limitations reducing the amount available under the Repurchase Agreement and there were no borrowings outstanding.
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
13.    Leases
We have operating leases for our corporate and division offices, production facilities, model homes, and certain office and production equipment. Additionally, we have finance leases for certain production equipment and facilities which are recorded in homebuilding "Property, plant and equipment, net" and "Accrued expenses and other liabilities" on the accompanying condensed consolidated balance sheets. Our finance lease right-of-use

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
("ROU") assets and finance lease liabilities were $34,461 and $37,449, respectively, as of September 30, 2026, and $39,080 and $42,474, respectively, as of December 31, 2025. Our leases have remaining lease terms of up to 14.3 years, some of which include options to extend the lease for up to 20 years, and some of which include options to terminate the lease.
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease expense
Operating lease expense	$12,063	$10,835	$34,450	$31,699
Finance lease expense:
Amortization of ROU assets	1,463	1,457	4,617	4,207
Interest on lease liabilities	450	469	1,401	1,391
Short-term lease expense	8,641	7,979	24,893	24,666
Total lease expense	$22,617	$20,740	$65,361	$61,963

NVR, Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
(unaudited)
Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,780	$8,342	$28,893	$24,659
Operating cash flows from finance leases	450	469	1,401	1,391
Financing cash flows from finance leases	2,106	1,193	5,026	3,412

ROU assets obtained in exchange for lease obligations:
Operating leases	$17,016	$8,786	$33,404	$32,204
Finance leases	$—	$2,658	$—	$5,085

			September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases			8.3	7.2
Finance leases			7.4	8.6

Weighted-average discount rate:
Operating leases			4.9%	4.8%
Finance leases			4.8%	4.8%

14.    Income Taxes
Our effective tax rate for the three and nine month periods ended September 30, 2026 was 25.7% and 24.5%, respectively, compared to 22.8% and 24.5% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the respective periods is primarily impacted by the income tax benefit recognized for excess tax benefits from stock option exercises, which totaled $1,476 and $14,943, for the three and nine months ended September 30, 2026, respectively, compared to $13,436 and $19,655 for the three and nine months ended September 30, 2025, respectively.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Business Environment and Current Outlook
During the third quarter of 2026, demand for new homes weakened further. Demand continued to be negatively impacted by affordability issues, rising mortgage interest rates, increasing home inventory levels in certain markets, weak consumer sentiment and economic volatility. We expect that these issues may continue to weigh on demand and home prices. In addition, homebuilding operations have been negatively impacted by labor capacity issues, elevated cancellation rates and mortgage qualification challenges. We also expect further margin pressure from higher land prices and from repositioning of communities as the housing market continues to adjust to current conditions. Although we are unable to predict the extent to which this will impact our operational and financial performance, we believe that we are well positioned to take advantage of opportunities that may arise from future economic and homebuilding market volatility due to the strength of our balance sheet and our disciplined lot acquisition strategy.
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
As of September 30, 2026, we controlled approximately 185,300 lots as described below.

Lot Purchase Agreements
We controlled approximately 176,000 lots under LPAs with third parties through deposits in cash and letters of credit totaling approximately $1,026,400 and $9,900, respectively. Included in the number of controlled lots are approximately 24,000 lots for which we have recorded a contract land deposit impairment allowance of approximately $156,400 as of September 30, 2026.
Joint Venture Limited Liability Corporations (“JVs”)
We had an aggregate investment totaling approximately $80,200 in four JVs, expected to produce approximately 7,850 lots. We had additional JV funding commitments totaling approximately $19,500 as of September 30, 2026.
Land Under Development
We owned land with a carrying value of approximately $21,800, expected to produce approximately 1,450 finished lots.
See Notes 2, 3 and 4 to the condensed consolidated financial statements included herein for additional information regarding LPAs, JVs and land under development, respectively.
Raw Land Purchase Agreements
In addition, we have certain properties under contract with land owners that are expected to yield approximately 38,700 lots, which are not included in the number of total lots controlled. Some of these properties may require rezoning or other approvals to achieve the expected yield. As of September 30, 2026, these properties are controlled with deposits in cash totaling approximately $46,700, of which approximately $13,000 is refundable if certain contractual conditions are not met. We generally expect to assign the raw land contracts to a land developer and simultaneously enter into an LPA with the assignee if the project is determined to be feasible.
Key Financial Results
Our consolidated revenues for the third quarter of 2026 totaled $2,402,430, a decrease of 8% from the third quarter of 2025. Net income for the third quarter ended September 30, 2026 was $248,605, or $89.45 per diluted share. For the third quarter ended September 30, 2026, net income decreased 27% and diluted earnings per share decreased 20% when compared to net income and diluted earnings per share for the third quarter of 2025, respectively. Our homebuilding gross profit margin percentage decreased to 18.3% in the third quarter of 2026 from 21.1% in the third quarter of 2025. New orders, net of cancellations (“New Orders”) decreased by 7% in the third quarter of 2026 compared to the third quarter of 2025. The New Order cancellation rate for the third quarter of 2026 increased to 21.0% from 19.4% in the same period in 2025. The average sales price for New Orders in the third quarter of 2026 was $442.1, a decrease of 5% compared to the same period in the prior year.

Homebuilding Operations
The following table summarizes the results of operations and other data for our homebuilding operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Financial Data:
Revenues	$2,349,284	$2,560,343	$6,463,934	$7,459,055
Cost of sales	$1,920,068	$2,021,398	$5,235,824	$5,856,756
Gross profit margin percentage	18.3%	21.1%	19.0%	21.5%
Selling, general and administrative expenses	$135,017	$142,736	$442,709	$457,023
Operating Data:
New orders (units)	4,391	4,735	16,014	15,459
Average new order price	$442.1	$464.8	$439.6	$456.8
Settlements (units)	5,268	5,639	14,341	16,247
Average settlement price	$445.9	$454.0	$450.7	$459.1
Backlog (units)			10,121	9,165
Average backlog price			$453.0	$479.5
New order cancellation rate	21.0%	19.4%	16.3%	17.1%

Consolidated Homebuilding - Three Months Ended September 30, 2026 and 2025
Homebuilding revenues decreased 8% in the third quarter of 2026 compared to the same period in 2025, as a result of a 7% decrease in units settled, coupled with a 2% decrease in average price of units settled. The decrease in units settled was primarily attributable to a lower backlog turnover rate quarter over quarter, due in part to the aforementioned operational challenges. Gross profit margin percentage in the third quarter of 2026 decreased to 18.3% from 21.1% in the third quarter of 2025. Gross profit margin was negatively impacted primarily by higher lot and certain construction costs. In addition, margins were impacted by contract land deposit impairments totaling approximately $24,800, compared to $18,900 in the third quarter of 2025.
New Orders and the average sales price of New Orders decreased 7% and 5%, respectively, in the third quarter of 2026 compared to the third quarter of 2025. New Orders were negatively impacted by an 8% lower sales absorption rate in the third quarter of 2026, attributable to the aforementioned weaker demand. The decrease in the average sales price of New Orders is attributable to pricing pressure and a relative product mix shift in New Orders from single family detached homes to single family attached homes, which generally sell at lower prices.
Selling, general and administrative (“SG&A”) expense in the third quarter of 2026 decreased by approximately $7,700, or 5%, but as a percentage of revenue remained relatively flat when compared to the third quarter of 2025. The decrease in SG&A expense was primarily attributable to a decrease of approximately $6,800 in personnel costs attributable to lower headcount quarter over quarter.
Consolidated Homebuilding - Nine Months Ended September 30, 2026 and 2025
Homebuilding revenues decreased 13% in the first nine months of 2026 compared to the same period in 2025, as a result of a 12% decrease in units settled, coupled with a 2% decrease in the average settlement price year over year. The decrease in settlements was attributable to a 15% lower backlog unit balance entering 2026 compared to 2025 and lower backlog turnover due in part to the aforementioned operational challenges. Gross profit margin percentage in the first nine months of 2026 decreased to 19.0% from 21.5% in the first nine months of 2025. Gross profit margin was negatively impacted primarily by higher lot and certain construction costs. In addition, margins were impacted by contract land deposit impairments totaling approximately $55,400 in the nine months ended September 30, 2026, compared to $40,100 in the first nine months of 2025.
New Orders increased 4% while the average sales price of New Orders decreased 4% in the first nine months of 2026 compared to the same period in 2025. New Orders were favorably impacted by a 4% increase in the average number of active communities. The decrease in the average sales price of New Orders is attributable to pricing pressure and a relative product mix shift in New Orders from single family detached homes to single family attached homes, which generally sell at lower prices.
SG&A expense in the first nine months of 2026 decreased by approximately $14,300 compared to the same period in 2025, but increased as a percentage of revenue to 6.8% in 2026 from 6.1% in 2025. The decrease in SG&A expense was primarily attributable to a decrease of approximately $10,200 in personnel costs due primarily to lower headcount year over year.
Our backlog represents homes sold but not yet settled with our customers. As of September 30, 2026, our backlog increased on a unit basis by 10% to 10,121 units and on a dollar basis by 4% to $4,585,259, when compared to 9,165 units and $4,394,695, respectively, as of September 30, 2025. The increase in the number of backlog units was primarily attributable to a 4% increase in New Orders year over year, coupled with a lower backlog turnover rate year over year, as discussed above. Backlog dollars were higher primarily due to the increase in backlog units in 2026, offset partially by a 6% decrease in the average price of backlog units year over year.
Our backlog may be impacted by customer cancellations for various reasons that are beyond our control, such as failure to obtain mortgage financing, inability to sell an existing home, job loss, or a variety of other reasons. In any period, a portion of the cancellations that we experience are related to new sales that occurred during the same period, and a portion are related to sales that occurred in prior periods and therefore appeared in the opening backlog for the current period. Our cancellation rate was approximately 16% and 17% in the first nine months of 2026 and 2025, respectively, calculated as the total of all cancellations during the period as a percentage of gross sales during the same period.  During the most recent four quarters, approximately 6% of a reporting quarter’s opening backlog cancelled during the fiscal quarter. We can provide no assurance that our historical cancellation rates are indicative of the actual cancellation rate that may occur during the remainder of 2026 or future years. Other than units that are cancelled, we expect to settle substantially all of our September 30, 2026 backlog within the next twelve months.
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
We record charges on contract land deposits when we determine that it is probable that recovery of the deposit is impaired. For segment reporting purposes, impairments on contract land deposits are generally charged to the operating segment upon the termination of an LPA with the developer, or the restructuring of an LPA resulting in the forfeiture of the deposit. We evaluate our entire net contract land deposit portfolio for impairment each quarter. For presentation purposes below, the contract land deposit reserve as of September 30, 2026 and December 31, 2025 has been allocated to the respective year’s reportable segments to show contract land deposits on a net basis. The net contract land deposit balances below also include approximately $9,900 and $4,600 as of September 30, 2026 and December 31, 2025, respectively, of letters of credit issued as deposits in lieu of cash.
The following tables summarize certain homebuilding operating activity by reportable segment for the three and nine months ended September 30, 2026 and 2025.

Selected Segment Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Mid Atlantic	$895,495	$1,039,957	$2,513,053	$3,251,066
North East	287,985	291,753	809,292	889,508
Mid East	471,384	508,798	1,235,275	1,371,160
South East	694,420	719,835	1,906,314	1,947,321

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit margin:
Mid Atlantic	$187,482	$243,719	$535,578	$769,694
North East	60,873	76,690	176,402	233,842
Mid East	93,493	110,427	249,824	289,051
South East	118,543	129,686	331,459	364,849

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit margin percentage:
Mid Atlantic	20.9%	23.4%	21.3%	23.7%
North East	21.1%	26.3%	21.8%	26.3%
Mid East	19.8%	21.7%	20.2%	21.1%
South East	17.1%	18.0%	17.4%	18.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment profit:
Mid Atlantic	$103,665	$168,141	$300,524	$546,364
North East	37,998	51,964	109,380	165,039
Mid East	60,015	76,431	153,562	191,769
South East	46,742	56,872	123,486	154,120

Operating Activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
New orders, net of cancellations:
Mid Atlantic	1,641	$499.0	1,714	$529.7	5,639	$499.1	5,510	$525.1
North East	232	$733.2	433	$647.1	1,091	$647.5	1,234	$664.6
Mid East	891	$417.7	931	$431.9	3,260	$421.0	3,101	$425.0
South East	1,627	$356.7	1,657	$368.6	6,024	$356.2	5,614	$361.8
Total	4,391	$442.1	4,735	$464.8	16,014	$439.6	15,459	$456.8

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Units	Average Price	Units	Average Price	Units	Average Price	Units	Average Price
Settlements:
Mid Atlantic	1,786	$501.4	2,008	$517.9	4,925	$510.2	6,159	$527.8
North East	477	$603.7	420	$694.6	1,295	$624.9	1,365	$651.7
Mid East	1,090	$432.5	1,200	$423.8	2,868	$430.7	3,295	$416.1
South East	1,915	$362.6	2,011	$357.9	5,253	$362.9	5,428	$358.8
Total	5,268	$445.9	5,639	$454.0	14,341	$450.7	16,247	$459.1

	As of September 30,
	2026		2025
	Units	Average Price	Units	Average Price
Backlog:
Mid Atlantic	3,874	$508.6	3,419	$539.7
North East	769	$681.3	924	$676.0
Mid East	2,025	$419.1	1,851	$431.3
South East	3,453	$359.7	2,971	$379.1
Total	10,121	$453.0	9,165	$479.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
New order cancellation rate:
Mid Atlantic	21.0%	19.3%	17.3%	17.4%
North East	34.1%	17.4%	21.3%	14.8%
Mid East	17.1%	17.9%	14.2%	16.8%
South East	20.9%	20.8%	15.5%	17.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average active communities:
Mid Atlantic	147	125	135	122
North East	26	34	28	28
Mid East	96	100	97	96
South East	185	191	183	180
Total	454	450	443	426

Homebuilding Inventory:

	September 30, 2026	December 31, 2025
Sold inventory:
Mid Atlantic	$859,309	$595,369
North East	226,521	220,684
Mid East	309,780	219,389
South East	554,201	386,759
Total (1)	$1,949,811	$1,422,201

	September 30, 2026	December 31, 2025
Unsold lots and housing units inventory:
Mid Atlantic	$204,325	$90,988
North East	49,400	24,423
Mid East	28,468	29,253
South East	103,323	108,812
Total (1)	$385,516	$253,476
(1) The reconciling items between segment inventory and consolidated inventory include certain consolidation adjustments necessary to convert the reportable segments’ results, which are predominantly maintained on a cash basis, to a full accrual basis for external financial statement presentation purposes. These consolidation adjustments are not allocated to our operating segments.
Lots Controlled and Land Deposits:

	September 30, 2026	December 31, 2025
Total lots controlled:
Mid Atlantic	63,700	60,100
North East	20,100	19,000
Mid East	29,700	28,100
South East	71,800	72,900
Total	185,300	180,100

	September 30, 2026	December 31, 2025
Contract land deposits, net:
Mid Atlantic	$417,402	$347,941
North East	104,028	105,051
Mid East	97,540	85,515
South East	307,648	317,516
Total	$926,618	$856,023

Mid Atlantic
Three Months Ended September 30, 2026 and 2025
The Mid Atlantic segment had an approximate $64,500, or 38%, decrease in segment profit in the third quarter of 2026 compared to the third quarter of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $144,500, or 14%, coupled with a decrease in gross profit margin to 20.9% in the third quarter of 2026 from 23.4% in the same period of 2025. Segment revenues decreased due to an 11% decrease in units settled, coupled with a 3% lower average settlement price quarter over quarter. The decrease in settlements was primarily attributable to a lower backlog turnover rate quarter over quarter, resulting in part from the aforementioned operational challenges in markets within the segment. The decrease in the average settlement price was primarily attributable to a 4% lower average price of units in backlog entering the third quarter of 2026 compared to the backlog entering the third quarter of 2025. Gross profit margins were negatively impacted by higher lot and certain construction costs, quarter over quarter.
Segment New Orders and the average sales price of New Orders decreased 4% and 6%, respectively, in the third quarter of 2026 compared to the third quarter of 2025. The decrease in New Orders was primarily attributable to an 18% lower sales absorption quarter over quarter, attributable to the aforementioned weaker demand. The average sales price of New Orders was negatively impacted by a shift to lower priced communities in certain markets within the segment.
Nine Months Ended September 30, 2026 and 2025
The Mid Atlantic segment had an approximate $245,800, or 45%, decrease in segment profit in the first nine months of 2026 compared to the first nine months of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $738,000, or 23%, coupled with a decrease in gross profit margin to 21.3% in the first nine months of 2026 from 23.7% in the first nine months of 2025. Segment revenues decreased due to a 20% decrease in units settled, coupled with a 3% lower average settlement price in the first nine months of 2026 compared to the same period in 2025. The decrease in settlements was primarily attributable to a 22% lower backlog unit balance entering 2026 compared to the backlog entering 2025, coupled with a lower backlog turnover rate in 2026. The decrease in the average settlement price was primarily attributable to a 3% lower average price of units in backlog entering 2026 compared to the backlog entering 2025. Gross profit margins were negatively impacted by higher lot and certain construction costs.
Segment New Orders increased 2%, while the average sales price of New Orders decreased 5%, in the first nine months of 2026 compared to the first nine months of 2025. New Orders were higher primarily due to an 11% increase in the average number of active communities, offset by an 8% lower sales absorption rate year over year resulting from the aforementioned weaker demand. The average sales price of New Orders was negatively impacted by a shift to lower priced communities in certain markets within the segment.
North East
Three Months Ended September 30, 2026 and 2025
The North East segment had an approximate $14,000, or 27%, decrease in segment profit in the third quarter of 2026 compared to the third quarter of 2025. The decrease in segment profit was primarily driven by a decrease in in gross profit margin to 21.1% in the third quarter of 2026 from 26.3% in the same period of 2025. Gross profit margins were negatively impacted by higher lot costs.
Segment New Orders decreased 46% while the average sales price of New Orders increased 13%, in the third quarter of 2026 compared to the third quarter of 2025. New Orders were lower primarily due to a 22% decrease in the average number of active communities quarter over quarter, coupled with a 31% lower sales absorption rate. The decrease in sales absorption was attributable to the aforementioned weaker demand, coupled with a higher cancellation rate quarter over quarter. The increase in the average sales price of New Orders was attributable to a shift to higher priced communities in certain markets within the segment.
Nine Months Ended September 30, 2026 and 2025
The North East segment had an approximate $55,700, or 34%, decrease in segment profit in the first nine months of 2026 compared to the first nine months of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $80,200, or 9%, coupled with a decrease in gross profit margin to 21.8% in the first nine months of 2026 from 26.3% in the first nine months of 2025. Segment revenues decreased primarily due to a 5% decrease in units settled, coupled with a 4% lower average settlement price year over year. The decrease in settlements was attributable to both an 8% lower backlog unit balance entering 2026 compared to the backlog entering 2025 and a lower backlog turnover rate year over year. The decrease in the average settlement price was primarily attributable to a 7% lower average price of New Orders in the first six months of 2026 compared to the first six months of 2025. Gross profit margins were negatively impacted by higher lot costs.
Segment New Orders and the average sales price of New Orders decreased 12% and 3%, respectively, in the first nine months of 2026 compared to the first nine months of 2025. New Orders were lower primarily due to a

14% lower sales absorption rate, resulting from the aforementioned weaker demand as well as a higher cancellation rate.
Mid East
Three Months Ended September 30, 2026 and 2025
The Mid East segment had an approximate $16,400, or 21%, decrease in segment profit in the third quarter of 2026 compared to the third quarter of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $37,400, or 7%, coupled with a decrease in gross profit margin to 19.8% in the third quarter of 2026 from 21.7% in the same period of 2025. Segment revenues decreased primarily due to a 9% decrease in units settled. The decrease in settlements was primarily attributable to a lower backlog turnover rate quarter over quarter, resulting from the aforementioned operational challenges. Gross profit margin was negatively impacted primarily by higher lot costs.
Segment New Orders and the average sales price of New Orders decreased 4% and 3%, respectively, in the third quarter of 2026 compared to the third quarter of 2025. New Orders were lower primarily due to a 4% decrease in the average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted largely by a shift to lower priced markets within the segment.
Nine Months Ended September 30, 2026 and 2025
The Mid East segment had an approximate $38,200, or 20%, decrease in segment profit in the first nine months of 2026 compared to the first nine months of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $135,900, or 10%, coupled with a decrease in gross profit margin to 20.2% in the first nine months of 2026 from 21.1% in the first nine months of 2025. Segment revenues decreased due to a 13% decrease in units settled, offset partially by a 4% higher average settlement price. The decrease in settlements was primarily attributable to a 20% lower backlog unit balance entering 2026 compared to the backlog entering 2025, coupled with a lower backlog turnover rate year over year. The increase in the average settlement price was attributable to a 5% higher average price of units in backlog entering 2026 compared to backlog entering 2025. Gross profit margins were negatively impacted primarily by higher lot costs year over year.
Segment New Orders increased 5% while the average sales price of New Orders remained relatively flat in the first nine months of 2026 compared to the first nine months of 2025. New Orders were favorably impacted by a 4% higher sales absorption rate.
South East
Three Months Ended September 30, 2026 and 2025
The South East segment had an approximate $10,100, or 18%, decrease in segment profit in the third quarter of 2026 compared to the third quarter of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $25,400, or 4%, coupled with a decrease in gross profit margin percentage to 17.1% in the third quarter of 2026 from 18.0% in the third quarter of 2025. Segment revenues decreased due to a 5% decrease in units settled, primarily attributable to a lower backlog turnover rate quarter over quarter. Gross profit margins were negatively impacted primarily by higher lot costs quarter over quarter.
Segment New Orders and the average sales price of New Orders decreased 2% and 3%, respectively, in the third quarter of 2026 compared to the third quarter of 2025. New Orders were lower primarily due to a 3% decrease in the average number of active communities quarter over quarter. The average sales price of New Orders was negatively impacted by a shift to lower priced communities in certain markets within the segment.
Nine Months Ended September 30, 2026 and 2025
The South East segment had an approximate $30,600, or 20%, decrease in segment profit in the first nine months of 2026 compared to the first nine months of 2025. The decrease in segment profit was driven by a decrease in segment revenues of approximately $41,000, or 2%, coupled with a decrease in gross profit margin percentage to 17.4% in the first nine months of 2026 from 18.7% in the first nine months of 2025. Segment revenues decreased due to a 3% decrease in units settled, primarily attributable to a lower backlog turnover rate year over year. Gross profit margins were negatively impacted primarily by higher lot costs year over year.
Segment New Orders increased 7% while the average sales price of New Orders decreased 2% in the first nine months of 2026 compared to the first nine months of 2025. New Orders were favorably impacted by a 6% higher sales absorption rate, attributable to better product positioning in certain markets in the current year, coupled with a 2% increase in the average number of active communities within the segment year over year. The average sales price of New Orders was negatively impacted by a shift to lower priced communities in certain markets within the segment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Homebuilding consolidated gross profit:
Mid Atlantic	$187,482	$243,719	$535,578	$769,694
North East	60,873	76,690	176,402	233,842
Mid East	93,493	110,427	249,824	289,051
South East	118,543	129,686	331,459	364,849
Consolidation adjustments and other	(31,175)	(21,577)	(65,153)	(55,137)
Homebuilding consolidated gross profit	$429,216	$538,945	$1,228,110	$1,602,299

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Homebuilding consolidated income before taxes:
Mid Atlantic	$103,665	$168,141	$300,524	$546,364
North East	37,998	51,964	109,380	165,039
Mid East	60,015	76,431	153,562	191,769
South East	46,742	56,872	123,486	154,120
Reconciling items:
Contract land deposit reserve adjustment (1)	(24,648)	(18,634)	(55,129)	(39,904)
Equity-based compensation expense	(21,499)	(16,869)	(52,220)	(50,813)
Corporate capital allocation (2)	105,113	96,562	288,369	276,087
Unallocated corporate overhead	(17,701)	(26,359)	(110,374)	(116,692)
Consolidation adjustments and other	6,927	10,433	41,761	27,903
Corporate interest income	9,774	19,654	38,348	65,129
Corporate interest expense	(6,670)	(6,841)	(20,197)	(20,647)
Reconciling items sub-total	51,296	57,946	130,558	141,063
Homebuilding consolidated income before taxes	$299,716	$411,354	$817,510	$1,198,355

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
(2)This item represents the elimination of the corporate capital allocation charge included in the respective homebuilding reportable segments.  The corporate capital allocation charge is based on the segment’s monthly average asset balance, and is as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Corporate capital allocation charge:
Mid Atlantic	$45,490	38,204	$120,640	112,350
North East	12,256	12,383	35,199	34,275
Mid East	13,000	12,917	36,359	36,157
South East	34,367	33,058	96,171	93,305
Total	$105,113	$96,562	$288,369	$276,087

Mortgage Banking Segment
Three and Nine Months Ended September 30, 2026 and 2025
We conduct our mortgage banking activity through NVR Mortgage Finance, Inc. (“NVRM”), a wholly owned subsidiary. NVRM focuses exclusively on serving the homebuilding segment's customers. NVRM sells almost all of the mortgage loans it closes to investors in the secondary markets on a servicing-released basis, typically within 30 days from the loan closing. The following table summarizes the results of our mortgage banking operations and certain statistical data for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loan closing volume:
Total principal	$1,381,742	$1,539,781	$3,789,439	$4,527,982

Loan volume mix:
Adjustable rate mortgages	22%	7%	21%	5%
Fixed-rate mortgages	78%	93%	79%	95%

Operating profit:
Segment profit	$36,278	$33,206	$90,679	$97,737
Equity-based compensation expense	(1,306)	(487)	(3,166)	(2,882)
Mortgage banking income before tax	$34,972	$32,719	$87,513	$94,855

Capture rate:	85%	86%	85%	86%

Mortgage banking fees:
Net gain on sale of loans	$43,308	$38,776	$118,854	$121,295
Title services	9,729	10,340	26,797	30,689
Servicing fees	109	46	264	312
	$53,146	$49,162	$145,915	$152,296

Loan closing volume for the three and nine months ended September 30, 2026 decreased by approximately $158,000, or 10%, and $738,500, or 16%, respectively, from the same periods in 2025. These decreases are consistent with the decreases in homebuilding revenue of 8% and 13%, respectively.

Segment profit for the three months ended September 30, 2026 increased by approximately $3,000, or 9%, from the same period in 2025. This increase was primarily attributable to an increase of approximately $4,000, or 8%, in mortgage banking fees due to an increase in gains on sales of loans.

Segment profit for the nine months ended September 30, 2026 decreased by approximately $7,100, or 7%, from the same period in 2025. This decrease was primarily attributable to a decrease of approximately $6,400, or 4%, in mortgage banking fees due to a decrease in gains on sales of loans and title fees and lower loan closing volume.

Seasonality
We historically have experienced variability in our quarterly results, generally having higher New Order activity in the first half of the year and higher home settlements, revenue and net income in the second half of the year. As a result, our quarterly results of operations are not necessarily indicative of the results that may be expected for the full year.
Effective Tax Rate
Our effective tax rate for the three and nine month periods ended September 30, 2026 was 25.7% and 24.5%, respectively, compared to 22.8% and 24.5% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the respective periods is primarily impacted by the income tax benefit recognized for excess tax benefits from stock option exercises, which totaled approximately $1,500 and $14,900 for the three and nine months ended September 30, 2026, respectively, compared to $13,400 and $19,700 for the three and nine months ended September 30, 2025, respectively.
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
Liquidity and Capital Resources
We fund our operations primarily from our current cash holdings and cash flows generated by operating activities. In addition, we have available a short-term unsecured working capital revolving credit facility and revolving mortgage repurchase facility, as further described below. As of September 30, 2026, we had approximately $1,100,000 in cash and cash equivalents, approximately $284,600 in unused committed capacity under our revolving credit facility and $150,000 in unused committed capacity under our revolving mortgage repurchase facility.
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
(ii) Payment obligations totaling approximately $747,200 under existing LPAs for deposits to be paid to land developers, assuming that contractual development milestones are met by the developers and we exercise our option to acquire finished lots under those LPAs. We expect to make the majority of these payments within the next five years.
(iii) Obligations under operating and finance leases related primarily to office space and our production facilities. See Note 13 of this Quarterly Report on Form 10-Q for additional discussion of our leases.
In addition to funding growth in our homebuilding and mortgage banking operations, we historically have used a substantial portion of our excess liquidity to repurchase outstanding shares of our common stock in open market and privately negotiated transactions. This ongoing repurchase program assists us in accomplishing our primary objective, creating increases in shareholder value. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion of repurchase activity during the third quarter of 2026. For the nine months ended September 30, 2026, we repurchased 181,984 shares of our common stock at an aggregate purchase price of $1,226,951. As of September 30, 2026, we had approximately $822,646 available under Board approved repurchase authorizations.

Capital Resources
Senior Notes
As of September 30, 2026, we had Senior Notes with an aggregate principal balance of $900,000, which mature in May 2030.
Credit Agreement
We have an unsecured revolving credit agreement (the "Credit Agreement") which provides for aggregate revolving loan commitments of $300,000, and a $100,000 sublimit for the issuance of letters of credit of which there was approximately $15,400 outstanding as of September 30, 2026. There were no borrowings outstanding under the Credit Agreement as of September 30, 2026.
Repurchase Agreement
NVRM has an unsecured revolving mortgage repurchase facility (the “Repurchase Agreement”) which provides for aggregate borrowings up to $150,000. There were no borrowings outstanding under the Repurchase Agreement as of September 30, 2026.
For additional information regarding the Senior Notes, Credit Agreement and Repurchase Agreement, see Note 11 to the condensed consolidated financial statements included herein, and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Cash Flows
For the nine months ended September 30, 2026, cash, restricted cash, and cash equivalents decreased by $787,350.  Net cash provided by operating activities was $412,096, due primarily to cash provided by earnings for the nine months ended September 30, 2026 and a $253,805 reduction in mortgage loans held for sale. In addition, $71,657 of cash was provided by an increase in accounts payable and accrued expenses attributable to an increase in inventory and by a $36,154 increase in customer deposits. Cash was primarily used to fund the increase in inventory of $649,226, attributable to an increase in units under construction as of September 30, 2026 compared to December 31, 2025, and an increase of $120,724 in contract land deposits.
Net cash used in investing activities for the nine months ended September 30, 2026 was $20,201. Cash was used primarily for investments in unconsolidated joint ventures totaling $12,306 and purchases of property, plant and equipment of $29,879. Cash was provided by the sale of our interest in an unconsolidated joint venture for $21,559.
Net cash used in financing activities was $1,179,245 for the nine months ended September 30, 2026.  Cash was used to repurchase 181,984 shares of our common stock at an aggregate purchase price of $1,226,951 under our ongoing common stock repurchase program, discussed above. Cash was provided from stock option exercise proceeds totaling $68,555.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in our market risks during the nine months ended September 30, 2026. For additional information regarding our market risks, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2026, we had two share repurchase authorizations outstanding. On each of February 11, 2026 and May 8, 2026, we publicly announced that our Board of Directors had approved new repurchase authorizations in the amount of up to $750 million per authorization. Each share repurchase authorization authorized the repurchase of our outstanding common stock in one or more open market and/or privately negotiated transactions, with no expiration date. Repurchase activity is typically executed in accordance with the safe-harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased the following shares of our common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2026	13,600	$6,548.31	13,600	$970,807
August 1 - 31, 2026	13,710	$6,345.82	13,710	$883,805
September 1 - 30, 2026	9,778	$6,254.82	9,778	$822,646
Total	37,088	$6,396.08	37,088

Item 5.    Other Information
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Extension of Employment Agreement between NVR, Inc. and Paul C. Saville dated November 4, 2026. Filed herewith.
31.1	Certification of NVR’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of NVR’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of NVR’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVR, Inc.

Date: November 4, 2026	By:	/s/ Daniel D. Malzahn
Daniel D. Malzahn
Senior Vice President, Chief Financial Officer and Treasurer